Form 10-K
period 1996-12-29
PURUS INC
filed 1997-02-24
CIK 912156

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 Form 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Fiscal Year ended December 29, 1996.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                     Commission File Number:  0-22408

                                PURUS, INC.
          (Exact name of registrant as specified in its charter)

                 Delaware                             77-0234694
      (State or other jurisdiction of              (IRS Employer
      incorporation or organization)             Identification No.)

        600 California Street, Suite 1300, San Francisco, CA  94108
            (Address of principal executive offices) (Zip code)

                              (415) 788-1903
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                 on which registered
            -------------------                ---------------------
                  None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant, based upon the closing sale price of the Common Stock on January 28, 1997, as reported on the NASDAQ National Market System, was approximately $2,914,590. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of the registrant's common stock, $.01 par value, as of January 28, 1997: 666,193

DOCUMENT INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                  PART I
ITEM 1. BUSINESS.

DEVELOPMENT AND DISCONTINUATION OF AIR POLLUTION CONTROL BUSINESS

Purus, Inc. (the "Company") was founded in 1989 and was originally incorporated in the State of California. In October 1993, the Company merged with and into Purus Merger Corporation, a Delaware corporation which changed its name to "Purus, Inc." upon consummation of the merger. The Company was engaged initially in research and product development of environmental technologies. In 1992, the Company focused its efforts on the development of an adsorptive based technology for the separation of volatile organic compounds from air streams and began to manufacture, market and sell products now known as PADRE(r) air pollution control systems.

Beginning in November 1993, following the Company's initial public offering, the Company expanded its efforts to commercialize the PADRE technology. In anticipation of future demand, the Company increased its engineering, manufacturing, sales and service capabilities and built up an inventory of raw materials and finished units. However, during this period corrosion and mechanical design problems became evident among installed PADRE systems resulting in significant field service and redesign expenses. A market perception of unreliability developed which adversely affected sales. In August 1995, after an extensive review of its markets and technologies, the Company announced that it would pursue the option of selling some or all of its PADRE technology while taking other actions intended to minimize further losses and preserve its capital.

On October 20, 1995, the Company licensed its PADRE air pollution control technology to Thermatrix Inc., a California corporation ("Thermatrix"), and, in connection therewith, entered into a five-year agreement not to compete with Thermatrix. On April 18, 1996, the Company consummated the sale of substantially all of its noncash assets, excluding inventory, to Thermatrix, including all of its right, title, and interest to and in the PADRE technology (the "Asset Sale"). In consideration for such assets, the Company received a $300,000 cash payment and the right to royalties in the amount of seven percent (7%) of the net invoice value of Thermatrix' PADRE equipment sales until the earlier of (i) October 20, 2000, or (ii) the date on which the Company has received an aggregate of $2,000,000 in royalty payments. In addition, Thermatrix agreed to offer warranty services to the Company as an independent contractor on an as-requested basis through the earlier of (i) January 4, 2001, or (ii) the date on which both parties agree that all warranty obligations on the part of the Company have expired, and to take possession of a substantial portion of the Company's inventory on consignment. At December 29, 1996, the Company had received cash payments from Thermatrix of approximately $22,000 for royalties on PADRE equipment sales and approximately $77,000 for the purchase of consigned inventory. There can be no assurance that the Company will receive any significant income from Thermatrix for royalties on PADRE equipment sales or for the purchase of consigned inventory. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Discontinued Operations for the Fiscal Years Ended December 29, 1996, December 30, 1995 and December 31, 1994."

In connection with the Asset Sale, the Company discontinued the development, manufacture and marketing of air pollution control systems which, prior to the Asset Sale, represented substantially all of its operations. However, as of December 29, 1996, the Company continued to be bound by an existing warranty agreement with respect to one PADRE installation. Such agreement terminates no later than January 31, 1997 and the Company intends to use its own employees, rather than Thermatrix, to perform services thereunder. At December 29, 1996, the Company had two full-time employees, each of whom was engaged primarily in the performance of warranty services.

GENERAL DESCRIPTION OF CONTINUING OPERATIONS

In light of the discontinuation of its air pollution control operations and its agreement not to compete with Thermatrix, the Company's current operating plan is to (i) manage the cost of servicing its existing customer, (ii) defend against legal actions (see "Item 3. Legal Proceedings" below), (iii) handle the administrative and reporting requirements of a public company and (iv) seek to identify potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any international call servicing or other business, product, technology or company it acquires. The Company has no current intention to liquidate.

RECENT DEVELOPMENTS

On May 10, 1996, due to the Company's failure to meet the net tangible asset requirement of the Nasdaq Stock Market, Inc., the Company's common stock, par value $.01 per share ("Common Stock"), was "delisted" from the Nasdaq National Market and listed instead on The Nasdaq SmallCap Market.

On September 17, 1996, the Company announced that its Board of Directors had authorized, subject to stockholder ratification, the declaration and payment to all stockholders of record on November 1, 1996, a cash distribution in the amount of $3.00 per share, payable on December 12, 1996 (the "Distribution"). The Board directed that the Distribution be submitted for approval by the stockholders of the Company at the 1996 Annual Meeting of Stockholders (the "1996 Annual Meeting"). Subsequently, the Company sent to its stockholders a notice and proxy statement announcing that the 1996 Annual Meeting would be held on December 5, 1996, and describing the proposals to be voted upon at such meeting, including the election of directors and approval of the Distribution.

On or about November 5, 1996, a group of stockholders represented by the Purus Stockholders' Protective Committee (the "Committee"), sent to the Company's stockholders notice of a special meeting of stockholders to be held on December 3, 1996 (the "Special Meeting"), together with a proxy statement describing the Committee's proposal to remove two of the three directors of the Company. In addition, on or about November 11, 1996, the Committee sent to the Company's stockholders another proxy statement with the intention of preventing the establishment of a quorum at the 1996 Annual Meeting. The Committee sought to remove, and prevent the election at the 1996 Annual Meeting, of a majority of the existing directors of the Company because it believed that (i) recent actions of the Board had been a principal cause of the Company's poor financial performance and (ii) payment of the Distribution would drain the Company of the resources necessary for it to expand and develop.

On November 19, 1996, prior to the date scheduled for the 1996 Annual Meeting, Russell K. Burbank and Michael V. Dettmers, two of the three directors of the Company, resigned from the Board. Concurrently, Mr. Burbank entered into a Release and Consulting Agreement with the Company pursuant to which his employment by the Company as Chief Executive Officer thereof was terminated. On November 20, 1996, Reinhard Siegrist, the sole remaining director of the Company, appointed Joel R. Mesznik and Hans C. Ochsner to fill the vacancies in the Board created by the resignations of Messrs. Burbank and Dettmers. On November 21, 1996, Mr. Mesznik was elected Chairman of the Board of Directors and President and Chief Executive Officer of the Company and, on November 25, 1996, the Company announced that it had postponed the 1996 Annual Meeting in order to give the new directors time to examine the Company's operating plan and the prudence of paying the Distribution. On November 25, 1996, the Committee announced the cancellation of the Special Meeting and the discontinuation of its solicitation.

On January 21, 1997, Mr. Mesznik resigned as Chairman of the Board of Directors and President and Chief Executive Officer of the Company. On February 4, 1997, the number of directors was decreased from three to two, Russell K. Burbank was appointed interim Chief Executive Officer, and the Board of Directors rescinded the Distribution. The Board determined that payment of the Distribution was not in the best interests of the Company and its stockholders. Accordingly, approval of payment of the Distribution will not be included for consideration of the Company's stockholders at its 1997 Annual Meeting of Stockholders.

ITEM 2.   PROPERTIES

Purus currently sub-leases 400 square feet of office space at 600
California Street, Suite 1300, San Francisco, California 94108 on a month-to-month basis. The Company also leases approximately 3,750 square feet of warehouse space on a month-to-month basis in an industrial park in Alcoa, Tennessee, which the Company intends to vacate no later than February 28, 1997.

ITEM 3.   LEGAL PROCEEDINGS

On or about July, 27, 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 9, 1993 through March 8, 1995. On April 16, 1996, the Company filed a motion to dismiss the complaint. On or about November 5, 1996, plaintiffs filed a motion seeking a preliminary injunction to freeze or impose a constructive trust on the Company's assets. Plaintiffs asserted that a freeze of the Company's assets was necessary in light of the Company's announced declaration to pay the Distribution, subject to stockholder ratification. On November 25, 1996, following replacement of a majority of the Board of directors and the cancellation of the proposed Distribution, the Company announced that such motion had been withdrawn by plaintiffs. At January 28, 1997, a ruling on the Company's motion to dismiss plaintiff's complaint was pending. If the action is not dismissed, the Company intends to litigate it vigorously. The Company and other defendants have obtained discovery regarding the validity of plaintiff's purported class action through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and from third parties.

In July 1995, eight former employees of the AT&T Multi Language Center filed suit against the Company and AT&T in Santa Clara County Superior Court. The lawsuit alleges that plaintiffs were exposed to an unspecified toxic substance while working at the AT&T facility, previously located next door to the Company's former San Jose, California facility. The Company has filed an answer denying all liability. On January 3, 1997, the plaintiffs began to pursue formal discovery through document requests.

The Company is not a party to any other pending legal proceedings which it believes will materially affect its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

For information regarding the settlement terminating the proxy solicitation by the Purus Stockholders' Protective Committee to remove and replace a majority of the Company's Board of Directors, see (Item 1. Business -- Recent Developments.) The cost to the Company of such solicitation was approximately $128,000.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

COMMON STOCK PRICE PER SHARE

Quarter Ended
               12/29    9/28     6/29    3/30   12/30     9/30     7/1     4/1
                1996    1996     1996    1996    1995     1995    1995    1995
               -----   -----    -----   -----   -----    -----   -----   -----
        High   $6.25   $5.25    $4.75   $7.00   $5.94    $9.38  $11.56  $17.19
         Low   $3.00   $3.38    $3.50   $2.13   $1.88    $5.00   $6.88   $5.00

The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "PURUS." The high and low bid information disclosed above reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

At December 29, 1996, there were approximately 100 holders of record of the Company's common stock. The Company has not paid cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.
          (Numbers in thousands, except per share data)

                                Year Ended:
                     December 29,<F1>          December 30,        December 31,
                         ------------         ------------         ------------
                                 1996       1995      1994       1993      1992
                                 ----       ----      ----       ----      ----
Loss from
continuing operations          $(699)   $(1,243)    $(886)   $(4,401)  $(2,438)
Income(loss) from
discontinued operations           782    (4,961)  (13,597)    (3,862)   (5,503)
Net income/(loss)                  83    (6,204)  (14,483)    (8,263)   (7,941)

Net income/(loss) per share<F2>:
  Continuing operations        (1.06)     (1.96)    (1.42)
  Discontinued operations        1.19     (7.80)   (21.78)
                              -------    -------   -------
  Net income/(loss)
  per share                      0.13     (9.76)   (23.20)

Pro forma net loss per share<F2>:
  Continuing operations                                        (1.20)    (4.30)
  Discontinued operations                                      (9.93)   (20.70)
                                                              -------   -------
  Pro forma net loss per share                                (11.13)   (25.00)
Cash, cash equivalents,
  and short-term
  investments                   5,235      7,032     8,441     22,699       402
Working capital (deficit)       3,728      3,545     9,079     23,158   (4,867)
Total assets                    5,346      7,230    12,373     26,014     1,068
Total liabilities               1,606      3,661     2,606      1,777     5,527
Accumulated deficit          (41,393)   (41,476)  (35,273)   (20,790)  (12,527)
Stockholders' equity
  (deficit)                     3,740      3,569     9,766     24,237   (4,459)
-------------------------

<F1> See "Item 1 Business" for a description of the Company's sale of substantially all of its non-cash assets in April 1996.

<F2> Net income/(loss) per share for fiscal year 1996 is computed using the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during fiscal year 1996. Net loss per share for fiscal years 1995 and 1994 is computed using the weighted average number of shares of Common Stock outstanding during the respective fiscal years. Pro forma net loss per share amounts are based on the pro forma weighted average number of shares of Common Stock and Common Stock equivalents outstanding during fiscal years 1992 and 1993 after giving retroactive effect to the conversion of $3,690,000 of demand notes and Series A, B, and C Preferred Stock at their respective issuance dates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Form 10-K, particularly those set forth in Item 1 and in this Item 7, constitute (forward-looking statements,(including, without limitation, those relating to (i) future income from discontinued operations, (ii) the Company's plan to seek to identify suitable businesses, products, technologies and companies for acquisition, (iii) the stockholder litigation currently pending against the Company and (iv) the Company's obligations under an existing warranty agreement. The Company is subject to all of the risks and uncertainties inherent in a corporation that has discontinued substantially all of its operations, as well as other known and unknown risks, uncertainties and contingencies, including, without limitation, (i) the inability of Thermatrix to sell substantial amounts of PADRE equipment, (ii) Company management's inability to identify candidates for acquisition, to consummate acquisitions on favorable terms or to operate profitably following the consummation of any acquisition,
(iii) adverse litigation outcomes and (iv) unexpected warranty claims, many of which could cause actual results or outcomes to differ materially from those expressed in such forward-looking statements.

In April 1996, the Company consummated the sale of substantially all of its noncash assets, excluding inventory, to Thermatrix in consideration for a cash payment of $300,000 and royalties in the amount of seven percent (7%) of the net invoice value of Thermatrix' PADRE equipment sales. In addition, Thermatrix agreed to take possession of the Company's remaining inventory on a consignment basis. Accordingly, the Company does not believe that its results of operations from prior periods, in particular, fiscal year 1996, are indicative of future performance. See "Item 1. Business".

The Company has incurred cumulative net losses of approximately $41,393,366 from inception to December 29, 1996. The Company does not expect to be profitable unless and until such time as it acquires a new business, product, technology or company and only then if such acquisition is successful and on favorable terms. There can be no assurance that the Company will achieve profitability.

RESULTS OF CONTINUING OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 29, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

The Company had no revenues from continuing operations in fiscal years 1996, 1995 and 1994.

General and administrative expenses from continuing operations of the Company consisted of general corporate administration expenses, costs associated with the Company's reporting and disclosure obligations as a public company, directors' and officers' insurance and similar items. These expenses were approximately $1,007,000, $1,714,000 and $1,431,000 for the fiscal years ended December 29, 1996, December 30, 1995 and December 31, 1994, respectively. The decrease in such expenses from fiscal year 1995 to fiscal year 1996 was principally due to reductions in personnel and related costs as a result of the discontinuation of the Company's principal operations. The increase in such expenses from fiscal year 1994 to fiscal year 1995 was principally attributable to costs related to the stockholder action filed against the Company in July 1995. See "Item 3. Legal Proceedings".

Interest income in fiscal years 1996, 1995, and 1994 was approximately $308,000, $472,000 and $545,000, respectively, resulted from the investment of the net proceeds of the Company's initial public offering in 1993 into short-term, liquid cash equivalents. Interest income in fiscal year 1996 is lower than fiscal years 1995 and 1994 due to a reduction in the Company's cash and short-term investments which were used to fund operating losses from continuing operations, and to pay accrued warranty and legal expenses from discontinued operations. Interest income will likely continue to decrease if additional cash or short-term investments are used to fund operating losses and accrued expenses, or if interest rates decline.

As a result of the foregoing factors, the Company's net loss from continuing operations was approximately $699,000 in fiscal year 1996 as compared to a net loss of $1,243,000 in fiscal year 1995 and $886,000 in fiscal year 1994.

RESULTS OF DISCONTINUED OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 29, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994

Revenues from discontinued operations in fiscal year 1996 of approximately $252,000, consisted of royalty payments, inventory purchases by Thermatrix in connection with the Asset Sale, and revenues from customer services provided by the Company on PADRE systems not sold to Thermatrix. The Company expects to continue to have some royalties and other revenue for the first two quarters of fiscal year 1997 as a result of Thermatrix' sale of a large PADRE system in the fourth quarter of fiscal year 1996, and that the amount of such revenue will decline thereafter. However, there can be no assurance that the Company will continue to generate any future revenue related to the Asset Sale. The Company's revenues of approximately $2,387,000 and $3,181,000 for fiscal years 1995 and 1994, respectively, were principally from the shipment and rental of PADRE systems.

The Company recorded no research and development, sales, marketing, or general and administrative expenses from discontinued operations in fiscal year 1996. The Company performed services provided for under certain warranty obligations during fiscal year 1996 which were accrued in fiscal year 1995 as part of the provision for discontinued operations.

Manufacturing expenses from discontinued operations, which were essentially all related to the production of PADRE systems, decreased to approximately $4,546,000 in fiscal year 1995 from $7,213,000 in fiscal year 1994. The decline from fiscal year 1994 resulted from reduced product shipments in fiscal year 1995 and to inventory write-downs that were taken in fiscal year 1994 but were partly offset by larger warranty provisions in 1995.

Research and development expenses of discontinued operations for fiscal year 1995 were approximately $82,000 as compared to $2,465,000 in fiscal year 1994. The decrease in such expenses reflect the termination of research projects not directly related to the PADRE product line in late 1994 and of essentially all other research and development in fiscal year 1995. Research and development expenses consisted primarily of salaries and benefits, supplies and materials and fees paid to outside consultants.

Sales, marketing and service expenses of discontinued operations in fiscal year 1995 decreased to approximately $1,976,000 from $5,280,000 in fiscal year 1994. The decrease principally reflects the personnel reductions made in late 1994, and additional personnel cuts in fiscal year 1995, as well as approximately $757,000 in bad debt expenses for fiscal year 1994.
General and administrative expenses of discontinued operations for fiscal year 1995 were approximately $744,000 as compared to approximately $1,819,000 in fiscal year 1994. The decrease from fiscal year 1994 to 1995 is due to reduction in payroll and employee benefits and to the closure of the Company's European office in late 1994. Discontinued general and administrative expenses consisted primarily of payroll and related costs.

During the fourth quarter of fiscal year 1995, when the Company discontinued its operations, it included provisions for the write-down of inventory and fixed assets, for the costs of employee termination, for anticipated warranty expenditures over the remaining life of PADRE installations and for the operating losses of the discontinued operations.

The net liabilities of the discontinued operations were approximately $1,062,000 as of December 29, 1996 and approximately $2,574,000 as of December 30, 1995. The decrease in net liabilities of discontinued operations of approximately $1,512,000 from December 30, 1995 to December 29, 1996 resulted from the Company's payment of expenses associated with the costs of employee termination and warranty expenditures for PADRE systems and reduction of the overall accrual for the cost of discontinued operations.

As a result of the foregoing factors, the Company's net income from discontinued operations was approximately $782,000 in fiscal year 1996 as compared to a net loss of approximately $4,961,000 in fiscal year 1995 and $13,597,000 for fiscal year 1994.

The Company's future utilization of net operating loss carryforwards for federal and state income tax purposes is limited as a result of successive changes of ownership that occurred between 1989 and 1993. Future changes in ownership could further restrict the Company's ability to use its net loss carryforwards. Further, if the Company failed to continue its business enterprise for a period of two years following an ownership change, the net operating loss carryforwards could be forfeited. (See Note 7 of "Notes to Financial Statements").

NET INCOME/NET LOSS FROM CONTINUING AND DISCONTINUED OPERATIONS

As a result of the foregoing factors, the Company's net income from both continuing and discontinued operations was approximately $83,000 in fiscal year 1996, as compared to net losses of approximately $6,204,000 in fiscal year 1995 and $14,483,000 in fiscal year 1994.

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 1996, the Company had working capital of approximately $3,728,000 as compared to approximately $3,545,000 at December 30, 1995. Working capital as of both dates consisted substantially of short-term investments, cash and cash equivalents, accrued liabilities, and net liabilities from discontinued operations. Net cash used in operating activities was approximately $1,885,000 in fiscal year 1996, and $1,413,000 in fiscal year 1995. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's continuing and discontinued operations through at least the next twelve (12) months. However, there can be no assurances to that effect, as the Company has no assurance of significant revenues and is subject to numerous contingent liabilities which could result in the depletion of its capital, including, without limitation (i) any damages awarded and/or costs and expenses incurred by it in connection with pending and threatened litigation against the Company, in particular the currently pending stockholder action (see "Item 3. Legal Proceedings"), and (ii) its obligations and liabilities under an outstanding warranty and service agreement . Judgments or settlements against the Company in connection with such litigation could exceed the Company's insurance coverage and require the Company to use its limited capital resources in satisfaction thereof. In addition, the Company may require outside advisors to assist management in seeking and evaluating potential acquisitions, in consummating such transactions and/or in managing the resulting enterprises. In the event that the Company has not reserved sufficient cash for (i) its obligations under warranty and service agreements, (ii) costs and expenses relating to pending or threatened litigation or (iii) the acquisition of a particular business, product or technology, the Company may require additional financing. There can be no assurance that such financing would be available to the Company on acceptable terms or at all. The Company does not presently have a line of credit or other bank credit facility.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The following financial statements are filed with this report as pages F-2 through F-12 following the signature page:

     Report of Independent Certified Public Accountants
     Balance Sheets
     Statements of Operations
     Statements of Shareholders' Equity
     Statements of Cash Flows
     Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's current directors are Reinhard Siegrist and Hans C. Ochsner. The Company's current principal executive officers are Russell K. Burbank and Stephen D. Mayer. Each of Messrs. Siegrist and Ochsner is an independent private investor. Mr. Burbank is Chief Executive Officer of the Company and his principal occupation is an independent management consultant. Mr. Mayer is Treasurer and Principal Financial Officer of the Company and his principal occupation is managing partner of the accounting firm of Burr, Pilger & Mayer. The remainder of the information required by this Item is incorporated by reference from the sections of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders entitled "Proposal No. 1- Election of Directors-Nominees" and "Executive Officers of the Registrant."

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the section of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference from the section of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders entitled "Principal Shareholders and Share Ownership by Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference from the section of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders entitled "Certain Relationships and Related Transactions."

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) and (2)

     The following financial statements and financial statement schedule of the Registrant are filed as part of this Form 10-K.

          (1)  Financial Statements.

               Report of Independent Certified Public Accountants
               Balance Sheets
               Statements of Operations
               Statements of Shareholders' Equity
               Statements of Cash Flows
               Notes to Financial Statements

          (2)  Financial Statement Schedule.

               Schedule II 3/4 Valuation and Qualifying Accounts

     All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to the consolidated financial statements, or were otherwise not required under the instructions contained in Regulation S-X.

          (a) (3)   Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Form 10-K. The Company will furnish any of such exhibits not contained herein to any person upon request therefor and payment by such person of a fee in the amount of $5.00 to the Company.

     (b)  Reports on Form 8-K.

During the fiscal quarter ended December 29, 1996, the Company filed one
(1) Current Report on Form 8-K. The Form 8-K, dated November 20, 1996, and filed with the Securities and Exchange Commission on November 26, 1996, reported the resignation of two of the three current directors and the sole remaining director's appointment of two new directors to fill the vacancies, and that the Company had postponed the 1996 Annual Meeting of Stockholders in order to give its newly appointed directors time to reexamine the merits of the Company's proposed $3.00 per share cash distribution.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PURUS, INC.

                             s/Russell K. Burbank
                             ---------------------
                             Russell K. Burbank, Chief Executive Officer

February 21, 1997
San Francisco, California

                             POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen D. Mayer his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstititution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                  TITLE                    DATE
           ---------                  -----                    ----




     s/ Russell K. Burbank
    ----------------------   Chief Executive Officer     February 21, 1997
      Russell K. Burbank


      s/Stephen D. Mayer            Treasurer
    ----------------------    (Principal Financial       February 21, 1997
       Stephen D. Mayer     and Accounting Officer)


      s/Reinhard Siegrist
    ----------------------          Director             February 21, 1997
       Reinhard Siegrist


       s/Hans C. Ochsner
    ----------------------          Director             February 21, 1997
        Hans C. Ochsner


                             INDEX TO EXHIBITS

Exhibits
--------
    3.1   Certificate of Incorporation of the Registrant.(1)
    3.2   Bylaws of the Registrant.(1)
    3.3   Amended and Restated Certificate of Incorporation of the
          Registrant.(1)
   10.1   Description of Registration Rights.(1)
   10.2 Form of Indemnity Agreement entered into between the Registrant and its directors and officers.(1)
   10.3   Registrant's 1993 Stock Option Plan (the "Stock Option Plan").(1)
   10.4   Form of Incentive Stock Option Grant under the Stock Option Plan.
          (1)
   10.5   Form of Non-qualified Stock Option Grant under Stock Option Plan.
          (1)
   10.6 Registrant's 1993 Non-Employee Directors' Stock Option Plan (the "Directors' Plan").(1)
   10.7   Form of Non-qualified Stock Option Grant under the Directors'
          Plan.(1)
   10.8   Form of Incentive Stock Option Grant under the 1990 Stock Option
          Plan.(1)
   10.22  Offer Letter to Russell K. Burbank, dated November 11, 1994.(2)
   10.24  Amended and Restated 1993 Stock Option Plan.(3)
   10.25  1995 Non-Employee Directors Stock Option Plan.(3)
   10.26 Purus, Inc. Severance and Retention Plan and Summary Description dated July 28, 1995.(4)
   10.27 License Agreement between Thermatrix Inc. and Purus, Inc. dated October 20, 1995.(5)
   10.28 Asset Purchase Agreement between Thermatrix Inc. and Purus, Inc. dated January 4, 1996.(5)
   10.29 Warranty Services Agreement between Thermatrix Inc. and Purus, Inc. dated January 4, 1996.(5)
   10.30 Warranty Services Trust Agreement among Purus, Inc., Thermatrix Inc., and Cupertino National Bank & Trust dated January 31, 1996.
          (5)
   10.31  Purus, Inc. Severance and Retention Plan - Amendment No. 1.(6)
   10.32 Release and Consulting Agreement with Russell K. Burbank dated November 19, 1996
   24.1   Power of Attorney. Reference is made to page 11 herein.
----------
(1) Incorporated by reference to identically numbered exhibit to registrant's Form S-1 Registration Statement (No. 33-68946) which became effective November 8, 1993.

(2) Incorporated by reference from identically numbered exhibit to registrant's Form 10-K for the fiscal year ended December 31, 1994.

(3) Incorporated by reference from identically numbered exhibit to registrant's Form 10-Q for the quarterly period ending April 1, 1995.

(4) Incorporated by reference from exhibit numbered 99.1 to registrant's Form 10-Q for the quarterly period ending September 30, 1995.

(5) Incorporated by reference from identically numbered exhibit to registrant's Form 10-K for the fiscal year ended December 30, 1995.

(6) Incorporated by reference from identically numbered exhibit to registrant's Form 10-Q for the quarterly period ending March 30, 1996.

                            INDEX TO SCHEDULES
Schedule
--------
     II   Purus, Inc. - Valuation and Qualifying Accounts

                       INDEX TO FINANCIAL STATEMENTS
                                                                       Page
                                                                       ----

     Report of Independent Auditors. . . . . . . . . . . . . . . . . . .F-2

     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . .F-3
     Statements of Operations. . . . . . . . . . . . . . . . . . . . . .F-4
     Statements of Shareholders' Equity. . . . . . . . . . . . . . . . .F-5
     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . .F-6
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . .F-7
     Report on Financial Statement Schedule and Consent of
          Independent Auditors . . . . . . . . . . . . . . . . . . . . F-14
     Schedule II -- Valuation and Qualifying Accounts. . . . . . . . . F-15

                      REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Purus, Inc.
San Francisco, California

We have audited the accompanying balance sheets of Purus, Inc. (the Company), as of December 29, 1996 and December 30, 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 1996, in conformity with generally accepted accounting principles.




                                                      KPMG PEAT MARWICK LLP
                                                      Palo Alto, California
                                                           January 15, 1997

                               PURUS, INC.
                             BALANCE SHEETS
                                                  December 29,     December 30,
                                                          1996             1995
                                                  ------------     ------------
ASSETS
  Current Assets:
    Cash and cash equivalents                       $  494,201       $  281,922
    Short-term investments                           4,740,963        6,750,439
    Other current assets                                99,339          173,626
                                                    ----------       ----------
       Total current assets                          5,334,503        7,205,987

    Property and equipment, net                            652            9,909
    Other assets                                        10,745           14,465
                                                    ----------       ----------
                                                    $5,345,900       $7,230,361
                                                    ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   18,642       $   15,000
  Accrued expenses                                     525,194        1,071,970
  Net liabilities of discountinued
    operations                                       1,062,373        2,574,103
                                                    ----------       ----------
    Total current liabilities                        1,606,209        3,661,073

  Shareholders' equity
  Preferred stock; $.001 par value,
    5,000,000 shares authorized; none
    outstanding
  Common stock; $.01 par value,
    5,000,000 shares authorized;
    666,193 and 637,208 shares
    issued and outstanding as of
    December 29, 1996 and December 30,
    1995, respectively                                   6,662            6,372
  Additional paid-in capital                        45,126,395       45,039,185
  Accumulated deficit                             (41,393,366)     (41,476,269)
                                                  ------------     ------------
    Total shareholders' equity                       3,739,691        3,569,288
                                                  ------------     ------------
                                                   $ 5,345,900      $ 7,230,361
                                                  ============     ============
See accompanying notes to financial statements.

                               PURUS, INC.
                        STATEMENTS OF OPERATIONS
                                      Year Ended      Year Ended     Year Ended
                                    December 29,    December 30,   December 31,
                                            1996            1995           1994
                                    ------------    ------------   ------------
Operating (income)/expenses of continuing operations:
  General and administrative          $1,006,713     $ 1,714,437   $  1,431,493
  Interest Income                      (307,992)       (471,562)      (545,056)
                                   -------------   -------------  -------------
Loss from continuing operations        (698,721)     (1,242,875)      (886,437)
Income/(loss) from discontinued
  operations                             781,624     (4,960,696)    13,596,703)
                                   -------------   -------------  -------------
Net income/(loss)                     $   82,903    $(6,203,571)  $(14,483,140)
                                   =============   =============  =============

Net loss from continuing
  operations per share                   $(1.06)         $(1.96)        $(1.42)

Net income/(loss) from
  discontinued operations
  per share                                 1.19          (7.80)        (21.78)
                                   -------------   -------------  -------------
Net income/(loss) per share                $0.13         $(9.76)       $(23.20)
                                   =============   =============  =============
Weighted average common shares           654,947        635,742        624,226

See accompanying notes to financial statements.

                                           PURUS, INC.
                                STATEMENTS OF SHAREHOLDERS' EQUITY

                                 Common Stock           Additional                         Total
                             ----------------------       paid-in       Accumulated    shareholders'
                           Shares          Amount         capital         deficit           equity
----------------------------------------------------------------------------------------------------
BALANCES,
DECEMBER 31, 1993                622,426          $6,224     $45,020,163   $(20,789,558)      $4,236,829
                                 -------          ------     -----------    ------------      ----------
Stock options
exercised, net                    11,947             120          12,572               -          12,692

Net loss                               -               -               -    (14,483,140)    (14,483,140)
                                 -------          ------     -----------    ------------    ------------
BALANCES,
DECEMBER 31, 1994                634,373           6,344      45,032,735    (35,272,698)       9,766,381
                                 -------          ------     -----------   -------------    ------------
Stock options
exercised, net                     2,835              28           6,450               -           6,478

Net loss                               -               -               -     (6,203,571)     (6,203,571)
                                 -------          ------     -----------   -------------    ------------
BALANCES,
DECEMBER 30, 1995                637,208           6,372      45,039,185    (41,476,269)       3,569,288
                                 -------          ------     -----------   -------------    ------------
Stock options
exercised                         28,985             290          87,210               -          87,500

Net income                             -               -               -          82,903          82,903
                                 -------          ------     -----------   -------------    ------------
BALANCES,
DECEMBER 29, 1996                666,193          $6,662     $45,126,395   $(41,393,366)      $3,739,691
                                 =======          ======     ===========   =============

See accompanying notes to financial statements.

                                            PURUS, INC.
                                      STATEMENTS OF CASH FLOWS
                                                                  Year Ended
                                        --------------------------------------------------------------
                                                      12/29/96             12/30/95          12/31/94
                                                      --------             --------          --------
Cash flows from operating activities:
  Net income/(loss)                                    $82,903         $(6,203,571)     $(14,483,140)
  Adjustments to reconcile net
       income/(loss) to net cash
       used in operating activities:
    Depreciation and amortization                        9,257              216,367           606,756
    Provision for losses on accounts
         receivable                                          -              376,500           410,200
    Write-down of rental inventory                           -              144,933           739,248
    Provision for loss on disposal
         of fixed assets                                     -              350,973           114,925
       Changes in operating assets
            and liabilities:
         Accounts receivable                                 -              443,309         (322,836)
         Inventories                                         -            2,063,380       (1,111,556)
         Other current assets                           74,287              187,176            16,672
         Rental inventory                                    -             (96,600)         (437,829)
         Other assets                                    3,720               50,037            28,775
         Accounts payable                                3,642            (407,212)         (667,783)
         Accrued expenses                            (546,776)          (1,112,099)         1,497,162
         Net liabilities of dis-
             continued operations                  (1,511,730)            2,574,103                 -
                                                  ------------         ------------      ------------
           Net cash used in oper-
              ating activities                     (1,884,697)          (1,412,704)      (13,609,406)
                                                  ------------         ------------      ------------
Cash flows from investing
    activities:
  Purchases of short-term
       investments                                (30,358,165)         (18,531,167)      (10,160,408)
  Proceeds from sale/maturity of
       short-term investments                       32,367,641           19,026,181        19,057,989
  Purchases of property and
       equipment                                             -              (2,599)         (660,667)
                                                  ------------         ------------      ------------
           Net cash provided by
              investing activities                   2,009,476              492,415         8,236,914
                                                  ------------         ------------      ------------
Cash flows from financing
    activities:
  Proceeds from sale of common
       stock                                            87,500                6,478            12,692
                                                  ------------         ------------      ------------
           Net cash provided by
              financing activities                      87,500                6,478            12,692
                                                  ------------         ------------      ------------
Net (decrease) increase in cash
    and cash equivalents                               212,279            (913,811)       (5,359,800)
Cash and cash equivalents,
    beginning of the year                              281,922            1,195,733         6,555,533
                                                  ------------         ------------      ------------
Cash and cash equivalents.
    end of the year                                $   494,201           $  281,922      $  1,195,733
                                                  ============         ============      ============
See accompanying notes to financial statements.

                                PURUS, INC.
                       NOTES TO FINANCIAL STATEMENTS

1.   Summary of the Company and Significant Accounting Policies

     (a)  Company

          Purus, Inc. (Purus or the Company) discontinued its environmental technology business in November 1995. Consequently, thereafter the Company's continuing operations consist principally of management of the Company's short-term investments, administration of general corporate and legal matters, and investigation of potential acquisitions of businesses, products or technologies that may or may not be related to the environmental market.

     (b)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Cash Equivalents

          For purposes of the accompanying statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     (d)  Short-Term Investments

          Short-term investments consist of debt securities issued by the
          U. S. Treasury and other U. S. government agencies with maturity dates at the time of purchase of between three and twelve months. As of December 29, 1996, all short-term investments had maturity dates of less than nine months. These investments are classified as held-to-maturity securities and are valued at cost, plus accumulated interest, which approximates market value. Realized and unrealized losses and gains within the Company's short-term investments are not material.

     (e)  Depreciation and Amortization

          Purchased equipment is stated at cost. Depreciation and amortization of property and equipment and rental inventory are computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years.

     (f)  Income Taxes

          In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of adopting SFAS No. 109 from prior years was not material.

     (g)  Fair Value of Financial Instruments

          In 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 requires entities to disclose the fair value of certain on- and off-balance sheet financial instruments in their financial statements. Fair value estimates, methods, and assumptions are set forth below for the Company's financial statements.

          (i) The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to the short maturity of those instruments.

          (ii) The fair value of short term investments is estimated based on bid quotations received from securities dealers. The investments are classified as (held-to-maturity( securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Market value approximates cost for such investments.

     (h)  Net Income/(Loss) Per Share

          Net income/(loss) per share for 1996 is computed using the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during fiscal year 1996. Net loss per share for fiscal years 1995 and 1994 is computed using the weighted average number of common shares outstanding. Fully diluted net income/(loss) per share amounts are not presented as the effects of common stock equivalents are antidilutive.

     (i)  Reverse Stock Split

          On November 17, 1995, the shareholders approved a one-for-ten reverse stock split of the Company's common stock. The financial statements for all periods presented have been restated to retroactively reflect this reverse stock split as if it had been in effect as of the beginning date of each statement.

     (j)  Change in Fiscal Year

          In 1995, the Company converted to a reporting calendar in which quarters end on the Saturday closest to March 31, June 30, September 30, and December 31.

     (k)  Recent Accounting Pronouncement

          In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, and requires that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro-forma disclosures of such costs in a footnote to the consolidated financial statements. The Company has elected to continue to use the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. The adoption of SFAS No. 123 did not have a material effect on the Company's consolidated financial position or results of operations.

2.   Inventories

     In 1995, the Company discontinued its environmental operations and as of December 30, 1995 the carrying value of all inventory was written off.

3.   Property and Equipment

     A summary of property and equipment follows:

                                               December 29,        December 30,
                                                       1996                1995
                                               ------------        ------------
Machinery and equipment                             $42,134             $42,134
Less accumulated depreciation
and amortization                                     41,482              32,225
                                               ------------        ------------
                                                    $   652             $ 9,909
                                               ============        ============

4.   Accrued Expenses

     A summary of accrued expenses follows:

                                               December 29,        December 30,
                                                       1996                1995
                                               ------------        ------------
Payroll related                                   $       -          $  292,147
Legal and professional expenses                     461,194             300,000
Other                                                64,000             479,823
                                               ------------        ------------
                                                  $ 525,194          $1,071,970
                                               ============        ============

5.   Discontinued Operations

During the fourth quarter of 1995, when the Company discontinued its operations, it included provisions for the write-down of inventory and fixed assets, for the costs of employee termination, for anticipated warranty expenditures over the remaining life of PADRE installations, and for the operating losses of the discontinued operations. The net liabilities of the discontinued operations were $1,062,373 as of December 29, 1996 and $2,574,103 as of December 30, 1995. The decrease in net liabilities of discontinued operations was due to paying expenses associated with the costs of employee termination and warranty expenditures for PADRE systems and reducing the overall accrual for the cost of discontinued operations.

     A summary of the net liabilities of the discontinued operations as of December 29, 1996 and December 30, 1995 follows:

                                               December 29,        December 30,
                                                       1996                1995
                                               ------------        ------------
Accrued payroll and related                     $    32,350         $   185,671
Accrued warranty                                  1,012,620           2,200,000
Other                                                17,403             188,432
                                               ------------        ------------
                                                $ 1,062,373         $ 2,574,103
                                               ============        ============

     A summary of operating results of the discontinued operations follows:

                                                    Year Ended
                                     ----------------------------------------
                                            12/29/96      12/30/95     12/31/94
                                         -----------   -----------  -----------
Revenue                                    $ 251,723   $ 2,387,175  $ 3,181,160
Operating expenses:
Reversal of warranty provision               529,901             -            -
Manufacturing                                      -     4,545,787    7,213,099
Research and development                           -        81,811    2,465,180
Sales, marketing and service                       -     1,976,108    5,280,109
General and administrative                         -       744,165    1,819,475
                                         -----------   -----------  -----------
                                             529,901     7,347,871   16,777,863
                                         -----------   -----------  -----------
Income/(loss) from
   discontinued operations                 $ 781,624  $(4,960,696)$(13,596,703)
                                         ===========   ===========  ===========

6.   Shareholders' Equity

The Company has reserved 100,000 shares of common stock for issuance under its 1993 Stock Option Plan (the "1993 Plan"), which succeeded the Company's 1990 Stock Option Plan. The Company's Board of Directors administers the 1993 Plan and determines the terms of the options granted under the 1993 Plan, including the exercise price, number of shares subject to each option and exercisability thereof. The exercise price of incentive options granted under the 1993 Plan must be at least equal to the fair market value of such shares on the grant date and the exercise price of nonqualified stock options granted under the 1993 Plan must be at least equal to 85% of the fair market value of such shares on the date of the grant. Options granted under the 1993 Plan usually become exercisable over four years and have a five-year term. The maximum term of each option is 10 years.

The Company's 1995 Non-Employee Director Stock Option Plan (the "1995 Director Plan") was adopted by the Company's Board of Directors and approved by the Company's shareholders as the successor to the Company's 1993 Non-Employee Director Stock Option Plan. The 1995 Director Plan provides for the granting of stock options to nonemployee directors of the Company. The Board of Directors and the shareholders have authorized a total of 20,000 shares of common stock for issuance under the 1995 Director Plan. The Company's Board of Directors administers the 1995 Director Plan.

The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for the stock option plans because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each option. The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Compensation cost for the Company's stock-based compensation plans, determined in a manner consistent with the fair value approach described in SFAS No. 123, was immaterial.

A summary of the status of the Company's stock option plans as of December 29, 1996, December 30, 1995, and December 31, 1994 and changes during the fiscal years ended on those dates is presented below:

                                         Year Ended
               --------------------------------------------------------------
                     12/29/96              12/30/95             12/31/94
                ------------------- -------------------  -------------------
                           Weighted             Weighted            Weighted
                 Number   Average      Number  Average    Number     Average
                  of      Exercise     of       Exercise   of        Exercise
                 Shares    Price      Shares     Price    Shares      Price
                 ------    --------    ------  -------    ------    --------
Outstanding
at beginning
of year              63,876    $15.16     44,754    $39.68     62,018   $ 42.67
Granted              32,000      3.52     50,250      9.66      7,925     92.91
Exercised          (29,000)      3.02    (2,583)      2.51   (10,198)      2.98
Forfeited          (64,376)     15.22   (28,545)     45.08   (14,991)    105.14
                   --------  --------   --------  --------   --------  --------
Outstanding
at end of year        2,500    $ 4.56     63,876    $15.16     44,754   $ 39.68
                   ========  ========   ========  ========   ========  ========
Options
exercisable
at year-end           2,125    $ 3.99     27,361    $11.68     26,615   $ 15.46
                   ========  ========   ========  ========   ========  ========

The following table summarizes information about stock options outstanding at December 29, 1996:

                  Weighted
                 Average     Weighted                 Weighted
    Range of      Number     Remaining     Average     Number      Average
    Exercise    OutstandingContractual    Exercise   Exercisable   Exercise
     Prices    at 12/29/96    Life          Price   at 12/29/96     Price
    --------    ----------- ---------      -------- -----------     --------
   $ 3.50-4.00     2,000      9 years       $ 3.75      2,000        $ 3.75
      7.81           500      8               7.81        125          7.81
                   -----                                -----
     3.50-7.81     2,500      8.5             4.56      2,125          3.99
                   =====                                =====

A total of 75,657 shares of common stock remain reserved for future grants under the plans as of December 29, 1996.

As of December 29, 1996, the Company had outstanding warrants to purchase 34,260 shares of common stock at exercise prices between $8.50 and $120.00 per share. The warrants are immediately exercisable and expire at various dates between February 1997 and September 1998.

7.   Income Taxes

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% due to the Company's inability to utilize its currently generated net operating losses.

The tax effect of temporary differences that give rise to significant portions of the deferred tax amounts are presented as follows:

                                              December 29,         December 30,
                                                      1996                 1995
                                              ------------         ------------
Net operating loss carryforward                $11,900,000          $10,978,000
Warranty reserve/discontinued
   operations/accrued expenses
   and reserves                                    463,000              876,000
Research credit carryforward                       650,000              650,000
Other                                                    -              200,000
                                               -----------          -----------
Gross deferred tax asset                        13,013,000           12,704,000
Less valuation allowance                       $13,013,000          $12,704,000
                                               ===========          ===========
Net deferred tax asset                         $         -          $         -
                                               ===========          ===========

As of December 29, 1996, the Company had available net operating loss carryforwards approximating $32,800,000 and $7,850,000 for federal and California tax purposes, respectively. The Company also has a research credit carryforwards of approximately $460,000 and $190,000 for federal and California tax purposes, respectively. The federal and California net operating losses can be carried forward to reduce income taxes on future earnings subject to the limitations discussed below.

Sections 382 and 383 of the Internal Revenue Code provide for annual limitations on the utilization of net operating loss and credit carryforwards following an ownership change as defined. Further, if the Company failed to continue its business enterprise for a period of two years following an ownership change, the net operating loss carryforwards could be forfeited. As the Company has not determined if an ownership change occurred in 1995 or 1996, the net operating loss carryforwards may be subject to such limitation.

8.   Commitments and Contingencies

On or about July, 27, 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 9, 1993 through March 8, 1995. On April 16, 1996, the Company filed a motion to dismiss the complaint. On or about November 5, 1996, plaintiffs filed a motion seeking a preliminary injunction to freeze or impose a constructive trust on the Company's assets. Plaintiffs asserted that a freeze of the Company's assets was necessary in light of the Company's announced declaration to pay the Distribution, subject to stockholder ratification. On November 25, 1996, following replacement of a majority of the Board of directors and the cancellation of the proposed Distribution, the Company announced that such motion had been withdrawn by plaintiffs. At January 28, 1997, a ruling on the Company's motion to dismiss plaintiff's complaint was pending. If the action is not dismissed, the Company intends to litigate it vigorously. The Company and other defendants have obtained discovery regarding the validity of plaintiff's purported class action through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and from third parties.

In July 1995, eight former employees of the AT&T Multi Language Center filed suit against the Company and AT&T in Santa Clara County Superior Court. The lawsuit alleges that plaintiffs were exposed to an unspecified toxic substance while working at the AT&T facility, previously located next door to the Company's former San Jose, California facility. The Company has filed an answer denying all liability. On January 3, 1997, the plaintiffs began to pursue formal discovery through document requests.

Aside from certain provisions for legal expenses, the financial statements for the period ended December 29, 1996 do not contain any provisions for these legal proceedings.

Although the Company was engaged in research and development and manufacturing operations that generated only very small volumes of waste, it, like its customers, may be potentially subject to environmental liabilities with respect to the investigation or cleanup of hazardous waste sites. The Company currently maintains no specific environmental impairment liability insurance. Although the Company believes that the risk is minimal that it would ever be found by a court or regulatory agency to be liable for the investigation or cleanup of a hazardous waste site, the costs associated with such a finding could be substantial.

9.   Related Party Transactions

In March, 1996, the Company retained The Dettmers Consulting Group ("DCG"), of which Mr. Dettmers, a former director of the Company, is a principal, to provide services with respect to the wind-down of the Company's operations. For the services provided to the Company in fiscal year 1996, Mr. Dettmers and DCG were paid $5,000.

In November, 1995, the Company retained the accounting firm of Burr, Pilger & Mayer ("BPM") for financial, accounting and administrative services, of which Stephen D. Mayer, the Company's Treasurer and Principal Financial and Accounting Officer, is a managing partner. For the services provided to the Company in fiscal year 1996, BPM was paid $144,000.

                 REPORT ON FINANCIAL STATEMENT SCHEDULE
                   AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Purus, Inc.
San Francisco, California

The audits referred to in our report to the Board of Directors of Purus, Inc. dated January 15, 1997, included the related financial statement schedule as of December 29, 1996, and for each of the years in the three-year period ended December 29, 1996, included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 33-93402) on Form S-8 of our reports included herein.

                                                    KPMG PEAT MARWICK LLP
                                                    Palo Alto, California
                                                         January 15, 1997

                                SCHEDULE II

                               PURUS, INC.
                    VALUATION AND QUALIFYING ACCOUNTS

                                Additions
                   Balance at   Charged to   Charged               Balance at
                    beginning  costs and    to other                 at end
                    of period    expenses   accounts    Deductions  of period
                    ---------  ---------    ---------   ---------   ---------
YEAR ENDED DECEMBER 29, 1996
Allowance for
doubtful
accounts and
returns               $426,300        -           -     $(169,493)    $256,807
                                                              <F1>
Accrued warranty     2,200,000        -           -    (1,187,380)   1,012,620
                                                              <F4>
YEAR ENDED DECEMBER 30, 1995
Allowance for
doubtful
accounts and
returns                410,200   $ 376,500           -    (82,434)     426,300
                     (277,966)                                <F1>
                          <F2>

Accrued warranty       770,000   1,857,121    $277,966   (831,000)   2,200,000
                       125,913                    <F3>        <F4>
                          <F5>
YEAR ENDED DECEMBER 31, 1994
Allowance for
doubtful
accounts and
returns                      -     410,200           -           -     410,200
Accrued warranty       420,000     350,000           -           -     770,000
----------

<F1> Receivable write-offs net of recoveries
<F2> Reclassification to accrued warranty
<F3> Reclassification from allowance for doubtful accounts
<F4> Materials used or reserved for warranty support
<F5> Reclassification from other liability accounts