Form 10-Q
period 1997-03-29
PURUS INC
filed 1997-05-14
CIK 912156

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                                FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 29, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________ to _______________.

                    Commission File Number:  0-22408


                               PURUS, INC.
                               -----------
         (Exact name of registrant as specified in its charter)

                 DELAWARE                             77-0234694
                 ---------                           -----------
      (State or other jurisdiction of    (IRS Employer Identification No.)
      incorporation or organization)

           605 TENNANT AVENUE, SUITE B, MORGAN HILL, CA  95037
           --------------------------------------------------
           (Address of principal executive offices)(Zip code)

                             (408) 778-3465
                             --------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                               No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Shares Outstanding as of March 29, 1997
          -----               ---------------------------------------
          Common Stock        666,192

                               PURUS, INC.

                                CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . 3

         Balance Sheets as of March 29, 1997
         and December 29, 1996 . . . . . . . . . . . . . . . . . . . . . 3

         Statements of Operations for the Three Months
         Ended March 29, 1997 and March 30, 1996 . . . . . . . . . . . . 4

         Statements of Cash Flows for the Three Months
         Ended March 29, 1997 and March 30, 1996 . . . . . . . . . . . . 5

         Notes to Financial Statements . . . . . . . . . . . . . . . . . 6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . . . . 8


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .12

Item 4.  Submission of Matters to a Vote of Security-Holders . . . . . .12

Item 6.  Exhibits and Reports on Form 8K . . . . . . . . . . . . . . . .13

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             BALANCE SHEETS
                  March 29, 1997 and December 29, 1996

                                                  March 29,   December 29,
                                                       1997           1996
                                               ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                      $ 266,051    $   494,201
   Short-term investments                         4,565,409      4,740,963
   Other current assets                             349,808         99,339
                                               ------------   ------------
      Total current assets                        5,181,268      5,334,503
Property and equipment, net                               -            652
Other assets                                         10,746         10,745
                                               ------------   ------------
                                               $  5,192,014   $  5,345,900
                                               ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $    40,332   $     18,642
   Accrued expenses                               1,204,777        525,194
   Net liabilities of
    discontinued operations                         200,000      1,062,373
                                               ------------   ------------
      Total current liabilities                   1,445,109      1,606,209
                                               ------------   ------------
Shareholders' equity:
   Common stock: 5,000,000 shares
    authorized; $.01 par value;
    666,192 and 666,193 shares issued
    and outstanding at March 29, 1997
    and December 29, 1996, respectively               6,662          6,662

   Additional paid-in capital                    45,126,395     45,126,395
   Accumulated deficit                         (41,386,152)   (41,393,366)
                                               ------------   ------------
      Total shareholders' equity                  3,746,905      3,739,691
                                               ------------   ------------
                                               $  5,192,014   $  5,345,900
                                               ============   ============

                 The accompanying notes are an integral
                   part of these financial statements.

                        STATEMENTS OF OPERATIONS
      for the three months ended March 29, 1997 and March 30, 1996

                                                  March 29,      March 30,
                                                       1997           1996
                                               ------------     ----------
Operating income (expenses) of
      continuing operations
   General and administrative                  $(1,039,790)     $(126,772)
   Interest income                                   54,724        108,062
                                               ------------     ----------
Income (loss) from
      continuing operations                       (985,066)       (18,710)
Income (loss) from
      discontinued operations                       992,280         21,875
                                               ------------     ----------
Net income (loss)                                     7,214          3,165
                                               ============     ==========
Net income (loss) from
      continuing operations per share                (1.48)         (0.03)
Net income (loss) from
      discontinued operations per share                1.49          0.035
                                               ------------     ----------
Net income (loss) per share                           0.011          0.005
                                               ============     ==========
Weighted average common shares                      666,192        651,207
                                               ============     ==========

                 The accompanying notes are an integral
                   part of these financial statements.

                        STATEMENTS OF CASH FLOWS
      for the three months ended March 29, 1997 and March 30, 1996

                                                  March 29,      March 30,
                                                       1997           1996
                                               ------------   ------------
Cash flows from operating activities:
  Net loss                                     $      7,214   $      3,165

  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                       651          2,314

    Changes in operating assets and liabilities:
       Accounts receivable                                -              -
       Inventory                                          -              -
       Other current assets                       (250,469)          8,513
       Other assets                                       -          3,919
       Accounts payable                              21,690        118,991
       Accrued expenses                             679,583      (470,215)
       Net liabilities -
        discontinued operations                   (862,373)       (13,819)
                                               ------------   ------------
    Net cash used in operating activities         (403,704)      (347,132)
                                               ------------   ------------
Cash flows from investing activities:
  Purchases of short-term investments           (3,624,446)    (2,300,000)
  Proceeds from sale/maturity of
   short-term investments                         3,800,000      2,452,179
  Purchases of property and equipment                     -              -
                                               ------------   ------------
    Net cash provided by (used in)
     investing activities                           175,554        152,179
                                               ------------   ------------
Cash flows from financing activities:
  Net proceeds from sale of common stock                  -         35,000
                                               ------------   ------------
    Net cash provided by financing activities             -         35,000
                                               ------------   ------------
Net decrease in cash                              (228,150)      (159,953)
Cash and cash equivalents, beginning of period      494,201        281,922
                                               ------------   ------------
Cash and cash equivalents, end of period       $    266,051   $    121,969
                                               ============   ============

                 The accompanying notes are an integral
                   part of these financial statements.

                       NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     Financial information for the three months ended March 29, 1997 and March 30, 1996 is unaudited but has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly operating results and cash flows for those periods. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to stockholders for 1996. The results of operations for the period ended March 29, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending January 3, 1998.

     On November 17, 1995, the shareholders approved a one-for-ten reverse stock split of the Company's common stock. The financial statements for all periods presented have been restated to retroactively reflect this reverse stock split as if it had been in effect as of the beginning date of each statement.

     In 1995 the Company converted to a reporting calendar in which quarters end on the Saturday closest to March 31, June 30, September 30 and
December 31.

2.   NET INCOME/(LOSS) PER SHARE

     Net income/(loss) per share is computed using the weighted average number of shares of common stock outstanding.

3.   INVENTORIES

     In 1995, the Company discontinued its environmental operations and the carrying value of all inventory was written off.

4.   PROPERTY AND EQUIPMENT

     As of March 29, 1997, the carrying value of all of the Company's property and equipment was fully depreciated.

5.   ACCRUED EXPENSES

     A summary of accrued expenses follows:

                                                  March 29,   December 29,
                                                       1997           1996
                                                -----------   ------------
    Payroll related                             $         -   $          -
    Legal and professional expenses               1,204,777        461,194
    Other                                                 -         64,000
                                                -----------   ------------
                                                $ 1,024,777   $    525,194
                                                ===========   ============

6.   DISCONTINUED OPERATIONS

     During the fourth quarter of 1995, when the Company discontinued its operations, it provided provisions for the writedown of inventory and fixed assets, for the costs of employee termination, and for anticipated warranty expenditures over the remaining life of PADRE(r) installations, and for the operating losses of the discontinued operations. The net liabilities of the discontinued operations were approximately $200,000 as of March 29, 1997 and $1,062,373 as of December 29, 1996 as follows:

                                                March 29,     December 29,
                                                     1997             1996
                                                ---------     ------------

    Accounts receivable                         $       -     $          -
    Accrued payroll and related                         -           32,350
    Accrued warranty                              200,000        1,012,620
    Other                                               -           17,403
                                                ---------     ------------
                                                $ 200,000     $  1,062,373
                                                =========     ============

     The decrease in net liabilities of discontinued operations was primarily due to paying expenses associated with the costs of employee termination and warranty expenditures for PADRE(r) systems and reducing the accrual for warranty expenses.

7.   COMMITMENTS AND CONTINGENCIES

     On or about July, 27, 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 9, 1993 through March 8, 1995. On April 16, 1996, the Company filed a motion to dismiss the complaint. On or about March 31, 1997, the Court issued an order granting the defendants' motion to dismiss the complaint and granting the plaintiff 45 days leave to amend. If the action is not dismissed with prejudice, the Company intends to litigate it vigorously. The Company and other defendants have obtained discovery regarding the propriety of plaintiff's named class representative through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and from third parties.

     In July 1995, eight former employees of the AT&T Multi Language Center filed suit against the Company and AT&T in Santa Clara County Superior Court. The lawsuit alleges that plaintiffs were exposed to an unspecified toxic substance while working at the AT&T facility, previously located next door to the Company's former San Jose, California facility. The Company has filed an answer denying all liability. The parties have engaged in discovery through document procedure requests, interrogatories and depositions.

     Except for certain provisions for legal and professional expenses, the financial statements for the period ended March 29, 1997 do not contain any provisions for these legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in
Item 1 of this Quarterly Report on Form 10-Q and the Company's 1996 Annual Report on Form 10-K.

     Purus, Inc. (the "Company") was founded in 1989 and was engaged initially in research and product development of environmental technologies. In 1992, the Company focused its efforts on the development of an adsorptive based technology for the separation of volatile organic compounds from air streams and began to manufacture, market and sell products now known as PADRE(r) air pollution control systems.

     Beginning in November 1993, following the Company's initial public offering, the Company expanded its efforts to commercialize the PADRE(r) technology. In anticipation of future demand, the Company increased its engineering, manufacturing, sales and service capabilities and built up an inventory of raw materials and finished units. However, during this period corrosion and mechanical design problems became evident among installed PADRE(r) systems resulting in significant field service and redesign expenses. A market perception of unreliability developed which adversely affected sales. In August 1995, after an extensive review of its markets and technologies, the Company announced that it would pursue the option of selling some or all of its PADRE(r) technology while taking other actions intended to minimize further losses and preserve its capital.

     On October 20, 1995, the Company licensed its PADRE(r) air pollution control technology to Thermatrix Inc., a California corporation
("Thermatrix"), and, in connection therewith, entered into a five-year agreement not to compete with Thermatrix. On April 18, 1996, the Company consummated the sale of substantially all of its noncash assets, excluding inventory, to Thermatrix, including all of its right, title, and interest to and in the PADRE(r) technology (the "Asset Sale"). In consideration for such assets, the Company received a $300,000 cash payment and the right to royalties in the amount of seven percent (7%) of the net invoice value of Thermatrix' PADRE(r) equipment sales until the earlier of (i) October 20, 2000, or (ii) the date on which the Company has received an aggregate of $2,000,000 in royalty payments. In addition, Thermatrix agreed to offer warranty services to the Company as an independent contractor on an as-requested basis through the earlier of (i) January 4, 2001, or (ii) the date on which both parties agree that all warranty obligations on the part of the Company have expired, and to take possession of a substantial portion of the Company's inventory on consignment.

     In connection with the Asset Sale, the Company discontinued the development, manufacture and marketing of air pollution control systems which, prior to the Asset Sale, represented substantially all of its operations. However, the Company's obligation to provide service and parts to approximately fourteen (14) PADRE(r) installations covered under existing warranty and service agreements was not assumed by Thermatrix.

     In light of the discontinuation of its air pollution control operations and its agreement not to compete with Thermatrix, the Company's current operating plan is to (i) service PADRE(r) installations covered by existing warranty agreements not assumed by Thermatrix; (ii) defend against pending litigation (see "Item 1. Legal Proceedings" below); (iii) handle the administrative and reporting requirements of a public company; and (iv) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

     On March 21, 1997, following the Company's 1997 Annual Meeting of Stockholders, Donald D. Winstead was elected Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and Reinhard Siegrist and Hans C. Ochsner were elected chairman and member, respectively, of the Audit and Compensation Committees of the Board of Directors. At March 29, 1997, the Company had no full time employees.

     During the quarter ended March 29, 1997, the Company relocated its corporate headquarters to 605 Tennant Avenue, Suite B, Morgan Hill, California 95037 where it sub-leases approximately 300 square feet of office space on a month-to-month basis and the Company terminated its lease of warehouse space in Alcoa, Tennessee.

     Subsequent to the quarter ended March 29, 1997, the Company completed its obligations to the owner of the last remaining PADRE(r) installation covered by a warranty agreement. The Company believes that it has no further obligations under PADRE(r) warranty agreements that were not assumed by Thermatrix. Also subsequent to the quarter ended March 29, 1997, Thermatrix and the Company mutually terminated Thermatrix' obligation to provide warranty services to the Company and Thermatrix returned to the Company the inventory that it held on consignment. Such returned inventory, which had been entirely written-off by the Company in 1995, was liquidated.

     The discontinuation of the Company's PADRE(r) technology, leaves the Company without significant continuing operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance.

     The Company has incurred cumulative net losses of approximately $41.4 million from inception to March 29, 1997. The Company does not expect to report operating profits unless and until such time as a new business, or technology, is acquired and only then if such acquisition is successful. There can be no assurance that the Company will achieve profitability.

RESULTS OF CONTINUING OPERATIONS

QUARTERS ENDED MARCH 29, 1997 AND MARCH 30, 1996

     The Company had no revenue from continuing operations for the quarters ended March 29, 1997 and March 30, 1996.

     General and administrative expenses from continuing operations for the quarters ended March 29, 1997 and March 30, 1996 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $1,039,790 for the quarter ended
March 29, 1997, and $126,772 for the quarter ended March 30, 1996. General and administrative expenses in the quarter ended March 29, 1997 is greater than in the quarter ended March 30, 1996 primarily due to an increase in accrued legal and professional expenses in connection with pending litigation against the Company (see "Item 1. Legal Proceedings").

     Interest income of $54,724 and $108,062 for the quarters ended March 29, 1997 and March 30, 1996, respectively, resulted from the investment of the net proceeds of the Company's initial public offering in 1993 into short-term, liquid cash equivalents. Interest income in the quarter ended March 29, 1997 is lower than in the quarter ended March 30, 1996 primarily due to a reduction in the Company's cash and short-term investments used to fund operating losses and to pay accrued expenses. Interest income will likely continue to decrease if additional cash or short-term investments are used to fund operating losses and accrued expenses, or if interest rates decline.

     As a result of the foregoing factors, the Company's net loss from continuing operations was $985,066 for the quarter ended March 29, 1997 as compared to a net loss of $18,710 for the quarter ended March 30, 1996.

RESULTS OF DISCONTINUED OPERATIONS

QUARTERS ENDED MARCH 29, 1997 AND MARCH 30, 1996

     Revenues from discontinued operations was $129,907 and $21,875 for the quarters ended March 29, 1997 and March 30, 1996, respectively. Revenues from discontinued operations consist of royalty payments and inventory purchases by Thermatrix in connection with the Asset Sale, and revenues from customer services provided by the Company on PADRE(r) systems not sold to Thermatrix. The Company expects to have some revenues from royalty payments and inventory purchases by Thermatrix in the second quarter of fiscal year 1997, and that the amount of such revenues will decline thereafter. The Company does not expect any future revenues from customer services provided by the Company and there can be no assurance that the Company will continue to generate future revenues related to the Asset sale.

     During the fourth quarter of fiscal year 1995, when the Company discontinued its operations, it included provisions for the write-down of inventory and fixed assets, for the costs of employee termination, for anticipated warranty expenditures over the remaining life of PADRE(r) installations and for the operating losses of the discontinued operations.

     The net liabilities of the discontinued operations were $200,000 as of March 29, 1997 and approximately $1,062,373 as of December 29, 1996. The decrease in net liabilities of discontinued operations was primarily due to paying expenses associated with the costs of employee termination and warranty expenditures for PADRE(r) systems and reducing the accrual for warranty expenses

     As a result of the foregoing factors, the Company's net income from discontinued operations was $992,280 for the quarter ended March 29, 1997 as compared to $21,875 for the quarter ended March 30, 1996.

NET INCOME/NET LOSS FROM CONTINUING AND DISCONTINUED OPERATIONS

     As a result of the foregoing factors, the Company's net income from both continuing and discontinued operations was $7,214 for the quarter ended March 29, 1997, as compared to $3,165 for the quarter ended March 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1997, the Company had working capital of approximately $3,736,159 as compared to $3,728,294 at December 29, 1996. Working capital as of both dates consisted substantially of short-term investments, cash and cash equivalents, accrued liabilities, and net liabilities from discontinued operations. Net cash used in operating activities was approximately $403,704 for the quarter ended March 29, 1997, and $347,132 for the quarter ended March 30, 1996. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

     Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's continuing and discontinued operations through at least the next twelve (12) months. However, there can be no assurances to that effect, as the Company has no assurance of significant revenues and is subject to contingent liabilities which could result in the depletion of its capital, including, without limitation, any damages awarded and/or costs and expenses incurred by it in connection with pending litigation against the Company (see "Item 1. Legal Proceedings"). Judgments or settlements against the Company in connection with such litigation could exceed the Company's insurance coverage and require the Company to use its limited capital resources in satisfaction thereof. In addition, the Company may require outside advisors to assist management in seeking and evaluating potential acquisitions, in consummating such transactions and/or in managing the resulting enterprises. In the event that the Company has not reserved sufficient cash for costs and expenses relating to pending or threatened litigation or the acquisition of a particular business, product or technology, the Company may require additional financing. There can be no assurance that such financing would be available to the Company on acceptable terms or at all. The Company does not presently have a line of credit or other bank credit facility.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On or about July, 27, 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 9, 1993 through March 8, 1995. On April 16, 1996, the Company filed a motion to dismiss the complaint. On or about March 31, 1997, the Court issued an order granting the defendants' motion to dismiss the complaint and granting the plaintiff 45 days leave to amend. If the action is not dismissed with prejudice, the Company intends to litigate it vigorously. The Company and other defendants have obtained discovery regarding the propriety of plaintiff's named class representative through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and from third parties.

     In July 1995, eight former employees of the AT&T Multi Language Center filed suit against the Company and AT&T in Santa Clara County Superior Court. The lawsuit alleges that plaintiffs were exposed to an unspecified toxic substance while working at the AT&T facility, previously located next door to the Company's former San Jose, California facility. The Company has filed an answer denying all liability. The parties have engaged in discovery through document procedure requests, interrogatories and depositions.

     The Company is not a party to any other pending legal proceedings which it believes will materially affect its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's 1997 Annual Meeting of Stockholders for stockholders of record as of January 28, 1997 was held on March 21, 1997 to elect three directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified. At the 1997 Annual Meeting of Stockholders, Reinhard Siegrist, Hans C. Ochsner and Donald D. Winstead were elected directors by identical votes of 383,606 shares voting for, representing 57.6% of the shares of the Company's common stock entitled to vote at the Annual Meeting, and 10,300 shares voting against.

     The foregoing matter is described in detail in the Company' proxy statement dated February 24, 1997 for the 1997 Annual Meeting of
Stockholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits:
     ---------

     N/A

(b)  Reports on Form 8-K:
     --------------------

     During the quarter ended March 29, 1997, the Company filed one (1) Current Report on Form 8-K. The Form 8-K, dated March 21, 1997, and filed with the Securities and Exchange Commission on March 31, 1997, reported the resignation of the firm of KPMG Peat Marwick LLP as the Company's independent auditor and that there were no disagreements with KPMG Peat during the audits of the Company's financial statements for the two most recent fiscal years and any subsequent interim period preceding the change, and that during the two most recent fiscal years and through the present, there have been no reportable events with KPMG Peat Marwick LLP except that during the audit of the Company's 1994 financial statements, KPMG Peat Marwick noted matters involving the internal control structure and its operation that they considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants.

                                SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PURUS, INC.

/S/
------------------
By:
Donald D. Winstead
Chairman of the Board of Directors,
Chief Executive Officer, Chief Financial Officer
and Secretary


------------------
Date