Form 10-Q
period 1997-06-28
PURUS INC
filed 1997-08-14
CIK 912156

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


                            FORM 10-Q


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended June 28, 1997.

   Transition  report  pursuant to Section 13  or  15(d)  of  the
   Securities Exchange Act of 1934
   For the transition period from             to             .

                Commission File Number:  0-22408


                           PURUS, INC.
     (Exact name of registrant as specified in its charter)

              Delaware                              77-0234694
     (State or other jurisdiction of              (IRS Employer
      incorporation or organization)            Identification No.)

       605 Tennant Avenue, Suite B, Morgan Hill, CA  95037
       (Address of principal executive offices)(Zip code)

                         (408) 778-3465
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X          No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

   Class                  Shares Outstanding as of June 28, 1997
Common Stock                             666,192

                           PURUS, INC.

                            CONTENTS


                                                        Page
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                             3

         Balance Sheets as of June 28, 1997 and
         December 29, 1996                                3

         Statements of Operations for the
         Three Months and Six Months
         Ended June 28, 1997 and June 29, 1996            4

         Statements of Cash Flows for the Six
         Months Ended June 28, 1997 and June 29, 1996     5

         Notes to Financial Statements                    6


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                    9


PART II OTHER INFORMATION


Item 1. Legal Proceedings                                13

Item 6. Exhibits and Reports on Form 8K                  14

                 PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

                         BALANCE SHEETS
               June 28, 1997 and December 28, 1996

                                                   June 28,     December 28,
Assets                                              1997            1996
Current assets:
  Cash and cash equivalents                    $    235,250     $    494,201
  Short-term investments                          4,613,180        4,740,963
  Other current assets                              177,629           99,339
            Total current assets                  5,026,059        5,334,503
Property and equipment, net                           3,030              652
Other assets                                         10,746           10,745
                                               $  5,039,835     $  5,345,900
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                             $    128,133     $     18,642
  Accrued expenses                                1,069,917          525,194
  Net liabilities of discontinued operations         73,657        1,062,373
            Total current liabilities             1,271,707        1,606,209
Shareholders equity:
  Common stock:  5,000,000 shares authorized;
  $.01 par value; 666,192 and 637,208 shares
  issued and outstanding at June 29, 1997
  and December 29, 1996, respectively                 6,662            6,372
  Additional paid-in capital                     45,126,395       45,126,685
  Accumulated deficit                           (41,364,929)     (41,393,366)
            Total shareholders equity             3,768,128        3,739,691
                                               $  5,039,835     $  5,345,900

             The accompanying notes are an integral
               part of these financial statements.

                    STATEMENTS OF OPERATIONS
 for the three and six months ended June 28, 1997 and June 29, 1996


                                 Three Months Ended       Six Months Ended
                                 June 28    June 29       June 28    June 29
                                   1997       1996         1997       1996

Operating income (expenses)
    of continuing operations
  General and Administrative   $ (94,426)  $(379,415)  $(1,134,029) $(506,187)
  Interest Income                 49,698      93,977       104,422    202,039
Income (loss) from
  continuing operations          (44,728)   (285,438)   (1,029,607)  (304,147)
Income (loss) from
  discontinued operations         65,952     341,718     1,058,644    363,593
Net income (loss)              $  21,224   $  56,280   $    29,037  $  59,445

Net income (loss) from
  continuing operations per share  (0.07)      (0.43)        (1.55)     (0.46)
Net income (loss) from
  discontinued operations per
  share                             0.10        0.52          1.60       0.56

Net income (loss)  per share   $    0.03   $    0.09  $       0.04  $    0.10

Weighted average common shares   662,591     651,195       662,591    651,195


             The accompanying notes are an integral
               part of these financial statements.

                    STATEMENTS OF CASH FLOWS
  for the three and six months ended June 28, 1997 and June 29, 1996

                                             June 28,          June 29,
                                               1997              1996
Cash flows from operating activities:
  Net Income (loss)                      $    28,437       $    59,445
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization               651             4,629
     Changes in operating assets and
      liabilities:
       Accounts receivable                      (612)                -
       Inventory                                   -                 -
       Other current assets                  (78,290)          (67,104)
       Other assets                           (3,030)            3,919
       Accounts payable                      (17,912)           44,692
       Accrued expenses                      622,373          (546,451)
       Net liabilities - discontinued
        operations                          (938,963)         (499,241)
     Net cash used in operating activities  (387,346)       (1,000,111)
Cash flows from investing activities:
  Purchases of short-term investments     (4,668,575)       (8,001,478)
  Proceeds from sale/maturity of
   short-term investments                  4,800,000         8,751,954
  Purchases of property and equipment         (3,030)                -
     Net cash provided by (used in)
      investing activities                   128,395           750,476
Cash flows from financing activities:
  Net proceeds from sale of common stock           -            35,000
     Net cash provided by financing
      activities                                   -            35,000
Net decrease in cash                        (258,951)         (214,635)
Cash and cash equivalents, beginning
 of period                                   494,201           281,922
Cash and cash equivalents, end of period  $  235,250        $   67,287

             The accompanying notes are an integral
               part of these financial statements.

                  NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

      Financial information for the three and six months ended June 28, 1997 and June 29, 1996 is unaudited but has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly operating results and cash flows for those periods. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Companies Annual Report to stockholders for 1996. The results of operations for the period ended June 28, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending January x, 1998.

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

4.   Property and Equipment

      As of June 28, 1997, the carrying value of all of the Company's property and equipment was fully depreciated.

5.   Accrued Expenses

     A summary of accrued expenses follows:

                                            June 28,      December 29,
                                              1997            1996

      Payroll related                      $         -     $        -
      Legal and professional expenses        1,104,777        461,194
      Other                                          -         64,000
                                           $ 1,104,777     $  525,194

6.   Discontinued Operations

      During  the  fourth  quarter  of  1995,  when  the  Company discontinued its operations, it provided provisions for the writedown of inventory and fixed assets, for the costs of employee termination, and for anticipated warranty expenditures over the remaining life of PADREr installations, and for the operating losses of the discontinued operations. The net liabilities of the discontinued operations were approximately
$73,000  as  of June 28, 1997 and $1,062,373 as of  December  29,
1996 as follows:

                                     June 28,           December 29,
                                       1997                 1996
     Accounts receivable            $        -           $        -
     Accrued payroll and related             -               32,350
     Accrued warranty                   73,657            1,012,620
     Other                                   -               17,403
                                    $   73,657           $1,062,373

     The decrease in net liabilities of discontinued operations was primarily due to paying expenses associated with the warranty expenditures for PADRE systems.

7.   Commitments and Contingencies

      On or about July, 27, 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 9, 1993 through March 8, 1995. On April 16, 1996, the Company filed a motion to dismiss the complaint. On or about March 31, 1997, the Court issued an order granting the defendants' motion to dismiss the complaint and granting the plaintiff 45 days leave to amend. On or about May 15, 1997, the suit was re-filed reasserting the claims previously made. On June 30, 1997, the Company filed a new motion to dismiss the re-filed complaint. If the action is not dismissed with prejudice, the Company intends to litigate it vigorously. The Company and other defendants have obtained discovery regarding the propriety of plaintiff's named class representative through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and from third parties.

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

      Purus, Inc. (the "Company") was founded in 1989 and was engaged initially in research and product development of environmental technologies. In 1992, the Company focused its efforts on the development of an adsorptive based technology for the separation of volatile organic compounds from air streams and began to manufacture, market and sell products now known as PADREr air pollution control systems.

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

      On October 20, 1995, the Company licensed its PADRE air pollution control technology to Thermatrix Inc., a California corporation ("Thermatrix"), and, in connection therewith, entered into a five-year agreement not to compete with Thermatrix. On April 18, 1996, the Company consummated the sale of substantially all of its non-cash assets, excluding inventory, to Thermatrix, including all of its right, title, and interest to and in the PADRE technology (the "Asset Sale"). In consideration for such assets, the Company received a $300,000 cash payment and the right to royalties in the amount of seven percent (7%) of the net invoice value of Thermatrix' PADRE equipment sales until the earlier of (i) October 20, 2000, or (ii) the date on which the Company has received an aggregate of $2,000,000 in royalty payments. In addition, Thermatrix agreed to offer warranty services to the Company as an independent contractor on an as-requested basis through the earlier of (i) January 4, 2001, or
(ii) the date on which both parties agree that all warranty obligations on the part of the Company have expired, and to take possession of a substantial portion of the Company's inventory on consignment.

      In connection with the Asset Sale, the Company discontinued the development, manufacture and marketing of air pollution control systems which, prior to the Asset Sale, represented substantially all of its operations. However, the Company's obligation to provide service and parts to approximately fourteen
(14) PADRE installations covered under existing warranty and service agreements was not assumed by Thermatrix. In April of 1997, the obligations of the Company under each of its then existing warranty and service agreements ended.

     In light of the discontinuation of its air pollution control operations and its agreement not to compete with Thermatrix, the Company's current operating plan is to (i) defend against pending litigation (see "Item 1. Legal Proceedings" below); (ii) handle the administrative and reporting requirements of a public company; and (iii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

      On March 21, 1997, following the Company's 1997 Annual Meeting of Stockholders, Donald D. Winstead was elected Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and Reinhard Siegrist and Hans C. Ochsner were elected chairman and member, respectively, of the Audit and Compensation Committees of the Board of Directors. On June 1, 1997, the board of directors accepted the resignation of Hans C. Ochsner and appointed Jorg R. Bader to serve as a director during the remainder of the term. Mr. Bader, age 44, has for the past five years served as President of Meliga, LTI, a company located in Biel, Switzerland. At March 29, 1997, the Company had no full time employees.

      On March 25, 1997, the Company relocated its corporate headquarters to 605 Tennant Avenue, Suite B, Morgan Hill, California 95037-5529 where it sub-leases approximately 300 square feet of office space on a month-to-month basis and the Company terminated its lease of warehouse space in Alcoa, Tennessee.

      Subsequent to the quarter ended March 29, 1997, the Company completed its obligations to the owner of the last remaining PADRE installation covered by a warranty agreement. The Company believes that it has no further obligations under PADRE warranty agreements that were not assumed by Thermatrix. Also subsequent to the quarter ended March 29, 1997, Thermatrix and the Company mutually terminated Thermatrix' obligation to provide warranty services to the Company and Thermatrix returned to the Company the inventory that it held on consignment. Such returned inventory, which had been entirely written-off by the Company in 1995, was liquidated.

      The discontinuation of the Company's PADRE technology, leaves the Company without significant continuing operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance.

       The Company has incurred cumulative net losses of approximately $41.4 million from inception to June 28, 1997. The Company does not expect to report operating profits unless and until such time as a new business, or technology, is acquired and only then if such acquisition is successful. There can be no assurance that the Company will achieve profitability.

Results of Continuing Operations

Three and Six Month periods Ended June 28, 1997 and June 29, 1996

      The Company had no revenue from continuing operations for the three and six month periods ended June 28, 1997 and June 29, 1996.

       General and administrative expenses from continuing operations for the three and six month periods ended June 28, 1997 and June 29, 1996 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $94,426 and $379,415 for the three month period ended June 28, 1997, and June 29, 1996, respectively; and $1,029,997 and $506187 for the six month period ended June 28, 1997, and June 29, 1996, respectively. General and administrative expenses in the six month period ended June 28, 1997 were greater than in the six month period ended June 29, 1996 primarily due to increases in the reserves for legal expenses.

      The Company had no interest expense in the three and six month periods ending June 29, 1996 or June 28, 1997. Interest income in the three and six month periods ended June 28, 1997 and June 29, 1996, respectively, resulted from the investment of the net proceeds of the Company's initial public offering in 1993 into short-term, liquid cash equivalents. Interest income was $49,698 and $93,977 in the three month period ended June 28, 1997, and June 29, 1996, respectively; and $104,422 and $202,039 for the six month period ended June 28, 1997, and June 29, 1996, respectively. Interest income in the periods ended June 28, 1997 is lower than in the periods ended June 29, 1996 primarily due to a reduction in the Company's cash and short-term investments used to fund operating losses and to pay accrued expenses. Interest income will likely continue to decrease if additional cash or short-term investments are used to fund operating losses and accrued expenses, or if interest rates decline.

     As a result of the foregoing factors, the Company's net loss from continuing operations was $44,728 and $285,438 for the three month period ended June 28, 1997 and June 29, 1996, respectively; and $1,029,607 and $304,147 for the six month period ended June 28, 1997 and June 29, 1996, respectively. The improved performance in the most recent quarter is a result of significantly reduced activity levels.


Results of Discontinued Operations

Three  and  Six Month periods Ended  June 28, 1997 and  June  29,
1996

       Income from discontinued operations was $65,952 and $1,058,644 for the three and six month periods ended June 28, 1997, respectively compared to $341,718 and $363,593 for the three and six month periods ended June 29, 1996, respectively. Income from discontinued operations consist of royalty payments and inventory purchases by Thermatrix in connection with the Asset Sale, and revenues from customer services provided by the Company on PADRE systems not sold to Thermatrix. The Company expects that the amount of such revenues will be insignificant in the future. The Company does not expect any future revenues from customer services provided by the Company and there can be no assurance that the Company will continue to generate future revenues related to the Asset sale.

      During the fourth quarter of fiscal year 1995, when the Company discontinued its operations, it included provisions for the write-down of inventory and fixed assets, for the costs of employee termination, for anticipated warranty expenditures over the remaining life of PADRE installations and for the operating losses of the discontinued operations.

      The net liabilities of the discontinued operations were $73,657 as of June 28, 1997 and approximately $1,062,373 as of December 29, 1996. The decrease in net liabilities of discontinued operations was primarily due to paying expenses associated with the costs of employee termination and warranty expenditures for PADRE systems and reducing the accrual for warranty expenses.

Net Income/Net Loss from Continuing and Discontinued Operations

      As a result of the foregoing factors, the Company's net income from both continuing and discontinued operations was $21,223 and $29,137 for the three and six month periods ended June 28, 1997, respectively and $56,280 and $59,445 for the three and six month periods ended June 29, 1996, respectively. Net income per share from both continuing and discontinued operations was $0.03 and $0.04 for the three and six month periods ended June 28, 1997, respectively and $0.09 and $0.10 for the three and six month periods ended June 29, 1996, respectively.

Liquidity and Capital Resources

      At June 28, 1997, the Company had working capital of approximately $3,769,128 as compared to $3,739,691 at December 28, 1996. Working capital as of both dates consisted substantially of short-term investments, cash and cash equivalents, accrued liabilities, and net liabilities from discontinued operations. Net cash used in operating activities was approximately $387,346 for the six month period ended June 28, 1997, and $1,000,111 for the six month period ended June 29, 1996. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

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

                   PART II  OTHER INFORMATION

Item 1.   Legal Proceedings

      On or about July, 27, 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 9, 1993 through March 8, 1995. On April 16, 1996, the Company filed a motion to dismiss the complaint. On or about March 31, 1997, the Court issued an order granting the defendants' motion to dismiss the complaint and granting the plaintiff 45 days leave to amend. On or about May 15, 1997, the suit was re-filed reasserting the claims previously made. On June 30, 1997, the Company filed a new motion to dismiss the re-filed complaint. If the action is not dismissed with prejudice, the Company intends to litigate it vigorously. The Company and other defendants have obtained discovery regarding the propriety of plaintiff's named class representative through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and from third parties.

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

Item 6.   Exhibits and Reports on Form 8K

  (a)  Exhibits:  N/A

  (b)  Reports on Form 8-K:  N/A

                           SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Purus, Inc.

By:  (Signature)
Donald D. Winstead
Chairman of the Board of Directors,
Chief Executive Officer, Chief Financial Officer
and Secretary