Form 10QSB
period 1997-09-27
PURUS INC
filed 1997-11-13
CIK 912156

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549


                           FORM 10-Q


X   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934

      For the quarterly period ended September 27, 1997.

   Transition  report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
  For the transition period from             to             .

               Commission File Number:  0-22408


                          PURUS, INC.
    (Exact name of registrant as specified in its charter)

              Delaware                             77-0234694
     (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)

   605 Tennant Avenue, Suite B, Morgan Hill, CA  95037-5529
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

   Class               Shares Outstanding as of September 27, 1997
Common Stock                             666,192

                          PURUS, INC.

                           CONTENTS


                                                                      Page
PART I FINANCIAL INFORMATION


Item 1. Financial Statements                                            3

      Balance Sheets as of September 27, 1997 and December 29, 1996     3

      Statements of Operations for the Three Months and Nine Months
      Ended September 27, 1997 and September 28, 1996                   4

      Statements of Cash Flows for the Nine Months Ended
      September 27, 1997 and September 28, 1996                         5

      Notes to Financial Statements                                     6


Item 2.Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       9



PART II OTHER INFORMATION


Item 1. Legal Proceedings                                              14

Item 6. Exhibits and Reports on Form 8K                                14

                PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                        BALANCE SHEETS
           September 27, 1997 and December 29, 1996

                                                 September 27,   December 29,
                                                     1997           1996
Assets
Current assets:
  Cash and cash equivalents                      $   112,290     $   494,201
  Short-term investments                           4,645,463       4,740,963
  Other current assets                               197,394          99,339
Total current assets                               4,955,147       5,334,503
Property and equipment, net                                0             652
Other assets                                          10,746          10,745
                                                 $ 4,965,893     $ 5,345,900
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                               $    42,612     $    18,642
  Accrued expenses                                 1,078,152         525,194
  Net liabilities of discontinued operations          73,657       1,062,373
            Total current liabilities              1,194,421       1,606,209
Shareholders' equity:
  Common stock: 5,000,000 shares authorized;
  $.01 par value; 666,192 and 637,208 shares
  issued and outstanding at September 27, 1997
  and December 29, 1996, respectively                  6,662           6,372
  Additional paid-in capital                      45,126,395      45,126,685
  Accumulated deficit                            (41,361,585)    (41,393,366)
            Total shareholders equity              3,771,472       3,739,691
                                                $  4,965,893    $  5,345,900


            The accompanying notes are an integral
              part of these financial statements.

                   STATEMENTS OF OPERATIONS
 for the three and nine months ended September 27, 1997 and September 28, 1996


                            Three Months Ended          Nine Months Ended
                        September 27  September 28  September 27  September 28
                           1997          1996          1997          1996
Operating income
 (expenses) of
 continuing operations

 General and
  Administrative         $ (68,703)    $(108,009)   $ (1,203,441)  $ (614,196)
 Interest Income            72,048        37,889         176,470      239,928
Income (loss) from
 continuing operations       3,345       (70,120)     (1,026,971)    (374,268)
Income (loss) from
 discontinued operations         0       353,462       1,058,752      717,155
Net income (loss)        $   3,345     $ 283,342    $     31,781   $  342,887
Net income (loss) from
 continuing operations
 per share                    0.01        (0.11)          (1.54)       (0.57)
Net income (loss) from
 discontinued operations
 per share                    0.00         0.54            1.59         1.10
Net income (loss)
 per share                 $  0.01      $  0.43         $  0.05      $  0.53

Weighted average
 common shares             666,192      651,192         666,192      651,192











            The accompanying notes are an integral
              part of these financial statements.

                   STATEMENTS OF CASH FLOWS
for the nine months ended September 27, 1997 and September 28, 1996

                                                 September 27,   September 28,
                                                     1997            1996
Cash flows from operating activities:
  Net Income (loss)                              $    31,781     $   342,887
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                       651           6,943
     Changes in operating assets and liabilities:
       Other current assets                          (98,044)         72,789
       Other assets                                                    3,919
       Accounts payable                               23,970          35,127
       Accrued expenses                              552,958        (559,073)
       Net liabilities - discontinued operations    (988,716)       (875,348)
     Net cash used in operating activities          (477,411)       (972,756)
Cash flows from investing activities:
  Purchases of short-term investments             (4,704,500)    (23,938,710)
  Proceeds from sale/maturity of short-term
   investments                                     4,800,000      24,751,954
  Purchases of property and equipment                      -               -
     Net cash provided by (used in) investing
      activities                                      95,500         813,244
Cash flows from financing activities:
  Net proceeds from sale of common stock                   -          35,000
     Net cash provided by financing activities             -          35,000
Net decrease in cash                                (381,911)       (124,512)
Cash and cash equivalents, beginning of period       494,201         281,922
Cash and cash equivalents, end of period         $   112,290     $   157,410


            The accompanying notes are an integral
              part of these financial statements.

                 NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

       Financial information for the three months ended September 27, 1997 and September 28, 1996 is unaudited but has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly operating results and cash flows for those periods. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Companies Annual Report to stockholders for 1996. The results of operations for the period ended September 27, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending January 3, 1998.

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

3.   Accrued Expenses

     A summary of accrued expenses follows:

                                                September 28,   December 29,
                                                    1997           1996

     Legal and professional expenses            $ 1,078,152     $  461,194
     Other                                                          64,000
                                                $ 1,078,152     $  525,194

4.   Discontinued Operations

      During the fourth quarter of 1995, when the Company discontinued its operations, it provided provisions for the write down of inventory and fixed assets, for the costs of employee termination, and for anticipated warranty expenditures over the remaining life of PADRE installations, and for the operating losses of the discontinued operations.
The net liabilities of the discontinued operations were approximately $73,657 as of September 27, 1997 and $1,062,373 as of December 29, 1996 as follows:

                                            September 27,      December 29,
                                                 1997              1996
     Accrued payroll and related             $       -         $    32,350
     Accrued warranty                           73,657           1,012,620
     Other                                                          17,403
                                             $  73,657         $ 1,062,373

The decrease in net liabilities of discontinued operations was primarily due to paying expenses associated with the warranty expenditures for PADRE systems.

5.   Commitments and Contingencies

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

      Except for certain provisions for legal and professional expenses, the financial statements for the period ended
September 27, 1997 do not contain any provisions for these legal proceedings.


Item  2.    Management's Discussion and Analysis of  Financial
Condition
          and Results of Operations

General

      The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-
Q and the Company's 1996 Annual Report on Form 10-K.

      Purus, Inc. (the "Company") was founded in 1989 and was engaged initially in research and product development of environmental technologies. In 1992, the Company focused its efforts on the development of an adsorptive based technology for the separation of volatile organic compounds from air streams and began to manufacture, market and sell products now known as PADRE air pollution control systems.

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

      On October 20, 1995, the Company licensed its PADRE air pollution control technology to Thermatrix Inc., a California corporation ("Thermatrix"), and, in connection therewith, entered into a five-year agreement not to compete with Thermatrix. On April 18, 1996, the Company consummated the sale of substantially all of its non-cash assets, excluding inventory, to Thermatrix, including all of its right, title, and interest to and in the PADRE technology (the "Asset Sale"). In consideration for such assets, the Company received a $300,000 cash payment and the right to royalties in the amount of seven percent (7%) of the net invoice value of ThermatrixI PADRE equipment sales until the earlier of (i) October 20, 2000, or (ii) the date on which the Company has received an aggregate of $2,000,000 in royalty payments. In addition, Thermatrix agreed to offer warranty services to the Company as an independent contractor on an as-requested basis through the earlier of (i) January 4, 2001, or (ii) the date on which both parties agree that all warranty obligations on the part of the Company have expired, and to take possession of a substantial portion of the Company's inventory on consignment.

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

      In light of the discontinuation of its air pollution control operations and its agreement not to compete with Thermatrix, the Company's current operating plan is to (i) defend against pending litigation (see "Item 1. Legal Proceedings" below); (ii) handle the administrative and reporting requirements of a public company; and (iii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. On August 1, 1997, the company entered into an agreement with a financial management firm under which the firm will assist the Company in seeking potential merger partners.

      On March 21, 1997, following the Company's 1997 Annual Meeting of Stockholders, Donald D. Winstead was elected Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and Reinhard Siegrist and Hans C. Ochsner were elected chairman and member, respectively, of the Audit and Compensation Committees of the Board of Directors. On June 1, 1997, the board of directors accepted the resignation of Hans C. Ochsner and appointed Jorg R. Bader to serve as a director during the remainder of the term. Mr. Bader, age 44, has for the past five years served as President of Meliga, LTI, a company located in Biel, Switzerland. At September 27, 1997, the Company had no full time employees.

      On March 25, 1997, the Company relocated its corporate headquarters to 605 Tennant Avenue, Suite B, Morgan Hill, California 95037-5529 where it sub-leases approximately 300 square feet of office space on a month-to-month basis and the Company terminated its lease of warehouse space in Alcoa, Tennessee.

      In April, 1997, the Company completed its obligations to the owner of the last remaining PADRE installation covered by a warranty agreement. The Company believes that it has no further obligations under PADRE warranty agreements that were not assumed by Thermatrix. Also in April 1997, Thermatrix and the Company mutually terminated Thermatrix' obligation to provide warranty services to the Company and Thermatrix returned to the Company the inventory that it held on consignment. Such returned inventory, which had been entirely written-off by the Company in 1995, was liquidated.

      The discontinuation of the Company's PADRE technology, leaves the Company without significant continuing operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance.

      The Company has incurred cumulative net losses of approximately $41.4 million from inception to September 27, 1997. The Company does not expect to report operating profits unless and until such time as a new business, or technology, is acquired and only then if such acquisition is successful. There can be no assurance that the Company will ever achieve profitability.

Results of Continuing Operations

Three  and  Nine Month periods Ended September  27,  1997  and
September 28, 1996

     The Company had no revenue from continuing operations for the three and nine month periods ended September 27, 1997 and September 28, 1996.

      General and administrative expenses from continuing operations for the three and nine month periods ended September 27, 1997 and September 28, 1996 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $68,703 and $108,009 for the three month period ended September 27, 1997, and September 28, 1996, respectively; and $1,203,441 and $614,196 for the nine month period ended September 27, 1997, and September 28, 1996, respectively. General and administrative expenses in the nine month period ended September 27, 1997 were greater than in the nine month period ended September 28, 1996 primarily due to increases in the reserves for legal expenses.

     The Company had no interest expense in the three and nine month periods ending September 28, 1996 or September 27, 1997. Interest income in the three and nine month periods ended September 27, 1997 and September 28, 1996, respectively, resulted from the investment of the net proceeds of the Company's initial public offering in 1993 into short-term, liquid cash equivalents. Interest income was $72,048 and $37,889 in the three month period ended September 27, 1997, and September 28, 1996, respectively; and $176,470 and $239,928 for the nine month period ended September 27, 1997, and September 28, 1996, respectively. Interest income in the three month period ended September 27, 1997 is higher than in the three month period ended September 28, 1996 primarily due to timing of interest recognition and is lower in the nine month period ended September 27, 1997 than in the nine month period ended September 28, 1996 due to to a reduction in the Company's cash and short-term investments used to fund operating losses and to pay accrued expenses. Interest income will likely continue to decrease if additional cash or short-term investments are used to fund operating losses and accrued expenses, or if interest rates decline.

      As a result of the foregoing factors, the Company's realized a net profit from continuing operations of $3,345 for the three month period ended September 27, 1997 compared to a net loss of $70,120 for the three month period ended September 28, 1996, and a net loss of $1,026,971 and $374,268 for the nine month periods ended September 27, 1997 and September 28, 1996, respectively. The improved performance in the most recent quarter is a result of significantly reduced activity levels.

Results of Discontinued Operations

Three  and  Nine Month periods Ended  September 27,  1997  and
September 28, 1996

       Income from discontinued operations was zero and $1,058,752 for the three and nine month periods ended September 27, 1997, respectively compared to $353,462 and $717,155 for the three and nine month periods ended September 28, 1996, respectively. Income from discontinued operations consist of royalty payments and inventory purchases by Thermatrix in connection with the Asset Sale, and revenues from customer services provided by the Company on PADRE systems not sold to Thermatrix. The Company expects that the amount of such revenues will be insignificant in the future. The Company does not expect any future revenues from customer services provided by the Company and there can be no assurance that the Company will continue to generate future revenues related to the Asset Sale.

      During the fourth quarter of fiscal year 1995, when the Company discontinued its operations, it included provisions for the write-down of inventory and fixed assets, for the costs of employee termination, for anticipated warranty expenditures over the remaining life of PADRE installations and for the operating losses of the discontinued operations.

      The net liabilities of the discontinued operations were $73,657 as of September 27, 1997 and approximately $1,062,373 as of December 29, 1996. The decrease in net liabilities of discontinued operations was primarily due to paying expenses associated with the costs of employee termination and warranty expenditures for PADRE systems and reducing the accrual for warranty expenses.

Net   Income/Net   Loss  from  Continuing   and   Discontinued
Operations

      As a result of the foregoing factors, the Company's net income from both continuing and discontinued operations was $3,345 and $31,781 for the three and nine month periods ended September 27, 1997, respectively and $283,342 and $342,887 for the three and nine month periods ended September 28, 1996, respectively. Net income per share from both continuing and discontinued operations was $0.01 and $0.05 for the three and nine month periods ended September 27, 1997, respectively and $0.43 and $0.53 for the three and nine month periods ended September 28, 1996, respectively.

Liquidity and Capital Resources

     At September 27, 1997, the Company had working capital of approximately $3,760,726 as compared to $3,728,294 at December 29, 1996. Working capital as of both dates consisted substantially of short-term investments, cash and cash equivalents, accrued liabilities, and net liabilities from discontinued operations. Net cash used in operating activities was approximately $477,411 for the nine month period ended September 27, 1997, and $972,756 for the nine month period ended September 28, 1996. Although the Company's most
significant   assets  consist  largely  of   cash   and   cash
equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

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

  None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Purus, Inc.

By:  (Signature)
Donald D. Winstead
Chairman of the Board of Directors,
Chief Executive Officer, Chief Financial Officer
and Secretary

Date:     November 12, 1997