Form 10KSB
period 1997-12-27
PURUS INC
filed 1998-04-15
CIK 912156

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 27, 1997, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                  Commission File No.  0-22408

                           PURUS, INC.
   (Name of Small Business Issuer as specified in its charter)

           Delaware                         77-0234694
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

       605 Tennant Avenue, Suite B, Morgan Hill, CA  95037
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (408) 778-3465

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $0.01

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year are $1,335,884.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on April 14, 1998, was $2,307,813.

As of December 27, 1997, the Registrant had outstanding 666,193 shares of Common Stock, par value $0.01.

Documents incorporated by reference:  None

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  4

3.   Legal Proceedings                                          4

4.   Submission of Matters to a Vote of Security Holders        5

Part II

5.    Market  for  Common Equity and  Related  Stockholder      5
Matters

6.    Management's  Discussion and Analysis  of  Financial      6
Condition
     and Results of Operations

7.   Financial Statements                                       7

8.   Changes in and Disagreements with Accountants              7
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       7
       Persons;  Compliance  with  Section  16(a)  of  the
Exchange Act

10.  Executive Compensation                                     8

11.   Security Ownership of Certain Beneficial Owners  and      9
Management

12.  Certain Relationships and Related Transactions             9

13.  Exhibits and Reports on Form 8-K                          10

                FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

Development and Discontinuation of Air Pollution Control Business

Purus, Inc. (the "Company") was founded in 1989 to research and develop environmental technologies and products. In 1992, the Company focused its efforts on the development of an adsorptive based technology for the separation of volatile organic compounds from air streams and began to manufacture, market and sell products now known as PADRE air pollution control systems.

Beginning in November 1993, the Company expanded its efforts to commercialize the PADRE technology, but encountered mechanical design problems resulting in significant field service and redesign expenses. A market perception of unreliability developed which adversely affected sales. In August 1995, after an extensive review of its markets and technologies, the Company announced that it would pursue the option of selling some or all of its PADRE technology while taking other actions intended to minimize further losses and preserve its capital.

In October 1995, the Company licensed its PADRE air pollution control technology to Thermatrix Inc., a California corporation ("Thematrix"). In April 1996, the Company consummated the sale of substantially all of its noncash assets, excluding inventory, to Thermatrix, including all of its interest in the PADRE technology. In consideration for such assets, the Company received a $300,000 cash payment and the right to royalties in the  amount  of  seven  percent  of  the  net  invoice  value  of
Thermatrix' PADRE equipment sales until the earlier of (i) October 2000, or (ii) the date on which the Company has received an aggregate of $2,000,000 in royalty payments. In addition, Thermatrix agreed to take possession of a substantial portion of the Company's inventory on consignment, and to offer warranty services to the Company as an independent contractor on an as-requested basis. In April 1997, the Company completed its obligations to the owner of the last remaining PADRE installation covered by a warranty agreement. The Company believes that it has no further obligations under PADRE warranty agreements that were not assumed by Thermatrix. Also in April 1997, Thermatrix and the Company mutually terminated Thermatrix' obligation to provide warranty services to the Company and Thermatrix returned to the Company the inventory that it held on consignment. Such returned inventory, which had been entirely written-off by the Company in 1995, was liquidated. There can be no assurance that the Company will receive any significant income from Thematrix for royalties on PADRE equipment sales. See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations."

General Description of Continuing Operations

In light of the discontinuation of its active business operations in 1996, the Company's current operating plan is to (i) defend against legal actions (see "Item 3. Legal Proceedings" below),
(ii) handle the administrative and reporting requirements of a public company, and (iii) seek to identify potential businesses, products, technologies and companies for acquisition. At present, the Company has no commitments or agreements with respect to the acquisition of any business, product, technology or company, but has entered into a loan transaction with a prospective acquisition target.

To facilitate its acquisition effort, the Company entered into a consulting agreement in August 1997, with Friedli Corporate Finance Inc., under which the Company pays a consulting fee of $4,000 per month, reimburses the consultant for expenses up to $6,000 per year, and issued to the consultant a warrant to purchase 20,000 shares of common stock at an exercise price of $4.00 per share. At the time of the transaction, an affiliate of the consultant was a five percent stockholder of the Company.

Due to the legal proceedings pending against the Company (see "Item 3. Legal Proceedings" below), the Company has been unable to acquire an interest in a business venture, because of the unwillingness of the business ventures reviewed by the Company to consider an acquisition transaction while the legal proceedings are unresolved. In the view of management, the legal proceedings prevent the Company from moving ahead, and are detrimental to the Company and its stockholders. Most recently, the inability of the Company to acquire a business activity because of the legal proceedings resulted in a determination by the Nasdaq Stock Market to delist the Company's common stock from the quotation system on the grounds that the Company is not engaged in any active business operations. The Company has appealed this determination to obtain additional time with which to resolve the legal proceedings and acquire a business venture, but there is no assurance this appeal will be successful or, if successful, that the Company will be able to acquire a business venture within the time allotted by The Nasdaq Stock Market. Loss of its Nasdaq listing would adversely affect the trading market in the Company's common stock. (See Item 5. Market for Common Equity and Related Stockholder matters.")

In February 1998, the Company made a loan of $1,800,000 to Casa Solaz, Inc. ("CSI"), a private Nevada corporation which recently commenced the business of manufacturing, marketing, and installing prefabricated housing units in South America. The loan bears interest at the rate of six percent per annum, and all principal and interest is due December 31, 1999. The loan is secured by all of the assets of CSI, including all of the capital stock of its Venezuelan subsidiaries conducting operations in South America. The loan is convertible at the option of the Company at any time prior to maturity into 450,000 shares of the Series A Convertible Preferred Stock of CSI. As a negotiated element of the transaction, CSI granted to the Company a warrant to purchase 550,000 additional shares of Series A Convertible Preferred Stock at a price of $4.00 per share exerciseable on or before December 31, 1998. The Series A Convertible Preferred Stock provides for a cumulative dividend at the rate of 8% per annum and is convertible to common stock of CSI at the rate of one share of common for one share of preferred. The Company is hopeful this lending arrangement is a prelude to a potential acquisition, but is unable to proceed much further until the stockholder litigation and other issues are resolved in a manner acceptable to Casa Solaz, Inc. There can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business it acquires.

                ITEM 2. DESCRIPTION OF PROPERTIES

In March 1997, the Company relocated its corporate headquarters to 605 Tennant Avenue, Suite B, Morgan Hill, California 95037-5529 where it sub-leases approximately 300 square feet of office space on a month-to-month basis and the Company terminated its lease of warehouse space in Alcoa, Tennessee.

                    ITEM 3. LEGAL PROCEEDINGS

In July 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 1993 through March 1995. In April 1996, the Company filed a motion to dismiss the complaint. In March 1997, the Court issued an order granting the defendants' motion to dismiss the complaint and granting the plaintiff 45 days leave to amend. In May 1997, the suit was re-filed reasserting the claims previously made, and in June 1997, the Company filed a new motion to dismiss the re-filed complaint. If the action is not dismissed with prejudice, the Company intends to defend the suit vigorously. The Company and other defendants have obtained discovery regarding the propriety of plaintiff's named class representative through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and third parties.

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

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders in the fourth quarter of 1997.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quotations for the Company's common stock are reported on the Nasdaq SmallCap Market System under the symbol "PURS." The following table sets forth, for the respective periods indicated, the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the Nasdaq SmallCap Market System. Such prices are based on inter-dealer bid prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended              Low Bid ($)     High Bid ($)

March 31, 1996                         2.13            7.00
June 30, 1996                          3.50            4.75
September 30, 1996                     3.38            5.25
December 31, 1996                      3.00            6.25

March 31, 1997                         3.25            4.38
June 30, 1997                          2.13            3.25
September 30, 1997                     2.25            3.75
December 31, 1997                      2.00            3.75

In late February 1998, the Company received notice of a decision by the Nasdaq Stock Market to delist the Company's common stock from the SmallCap Market. This decision was based on the finding by Nasdaq that the Company was not engaged in any active business operations, and that as a matter of policy Nasdaq does not list inactive companies with only cash assets, regardless of whether those companies satisfy the quantitative listing maintenance requirements. The Company has appealed this decision and a hearing on the matter will be held April 23, 1998. The Company will contend that the stockholder litigation described in this report has prevented the Company from acquiring a new business venture, the Company is attempting to terminate the stockholder litigation, and the Company is pursuing acquisitions as expeditiously as possible under the circumstances. These arguments may give the Company some time extension on the decision to delist, but management does not believe any such extension would be more than a few months. Accordingly, unless the Company can prevail on the appeal, terminate the stockholder litigation soon, and enter into an agreement to acquire a business venture, there is a substantial likelihood that the Company's listing on the Nasdaq SmallCap Market will terminate. Management believes loss of the listing would adversely affect the trading market in the common stock of the Company.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain it capital and any earnings for future business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At December 31, 1997, there were approximately 83 holders of record of the Company's Common Stock.

    ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                   AND RESULTS OF OPERATIONS.

Results of Operations

Years Ended December 27, 1997, and December 29, 1996

The Company had no revenue from continuing operations for fiscal years 1997 and 1996.

General and administrative expenses from continuing operations for fiscal years 1997 and 1996 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $1,305,195 and $1,006,713 for 1997 and 1996, respectively. General and administrative expenses in 1997 were greater than in 1996 primarily due to increases in the reserves for legal expenses.

The Company had no interest expense in 1996 or 1997. Interest income in fiscal years 1997 and 1996 resulted from the investment of the Company's cash assets in short-term, liquid cash equivalents. Interest income was $245,780 and $307,992 in 1997 and 1996, respectively. Interest income in 1997 is lower than in 1996 due to a reduction in the Company's cash and short-term investments used to fund operating losses and to pay accrued expenses. Interest income will likely continue to decrease if additional cash or short-term investments are used to fund operating losses and accrued expenses, or if interest rates decline.

As a result of the foregoing factors, the Company realized a net loss from continuing operations of $1,059,415 for 1997 compared to a net loss of $698,721 for 1996.

Results of Discontinued Operations

Years Ended December 27, 1997, and December 29, 1996

Income from discontinued operations was $1,090,104 and $781,624 for 1997 and 1996, respectively. Income from discontinued operations consists of royalty payments and inventory purchases by Thermatrix, and revenues from customer services provided by the Company on PADRE. The Company expects that the amount of such revenues will be insignificant in the future.

Net Income/Net Loss from Continuing and Discontinued Operations

As a result of the foregoing factors, the Company's net income from both continuing and discontinued operations was $30,689 and $82,903 for 1997 and 1996, respectively. Net income per share from both continuing and discontinued operations was $0.05 and $0.13 for 1997 and 1996, respectively.

Liquidity and Capital Resources

At December 27, 1997, the Company had working capital of approximately $3,759,635. Working capital consists substantially of short-term investments, cash and cash equivalents, accrued liabilities, and net liabilities from discontinued operations. Net cash used in operating activities was approximately $553,689 for 1997, and $1,884,697 for 1996. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

Management  believes  that the Company has  sufficient  cash  and short-term investments to meet the anticipated needs of the Company's continuing and discontinued operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no assurance of significant revenues and is subject to contingent liabilities which could result in the depletion of its capital, including, without limitation, any damages awarded and/or costs and expenses incurred by it in connection with pending litigation against the Company. Judgments or settlements against the Company in connection with such litigation could exceed the Company's insurance coverage and require the Company to use its limited capital resources in satisfaction thereof. In addition, the Company may require outside advisors to assist management in seeking and evaluating potential acquisitions, in consummating such transactions and/or in managing the resulting enterprises. In the event that the Company has not reserved sufficient cash for costs and expenses relating to pending or threatened litigation or the acquisition of a particular business, product or technology, the Company may require additional financing. There can be no assurance that such financing would be available to the Company on acceptable terms or at all.

                  ITEM 7. FINANCIAL STATEMENTS

The following financial statements are filed with this report beginning at page F-2 following the signature page:

     Reports of Independent Certified Public Accountants
     Balance Sheet
     Statements of Operations
     Statements of Shareholders' Equity
     Statements of Cash Flows
     Notes to Financial Statements

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

                            PERSONS;

       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name               Age   Positions (1)                   Since

Peter Friedli      44    Chief  Executive  Officer  and   1998
                         Director

Jorg Bader         44    Director                         1997

Reinhard Siegrist  51    Director                         1996


All executive officers are elected by the Board and hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

The following is information on the business experience of each director and officer.

Peter Friedli has been a principal since 1986 of Friedli Corporate Finance Inc., an investment bank and consulting firm based in Zurich, Switzerland. He has over a decade of experience as an independent investment manager in corporate finance and has successfully managed various venture investment companies in the United States.

Jorg Bader has served since 1983 as the president and principal of Maliga, LTI, a financial firm located in Biel, Switzerland.

Reinhard Siegrist has been an independent investor since 1989. From 1981 to 1989 he served as financial analyst, fund manager and head of asset management for at a branch of Credit Suisse. Mr. Siegrist holds a Federal Diploma of Accounting of Switzerland.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company, during the most recent fiscal year two of the Company's directors, Jorg Bader and Reinhard Siegrist, each failed to file one report on Form 5 for 1997 due February 15, 1998, reporting their receipt of options to acquire shares of the Company's common stock in the amount of 1,000 options for Mr. Bader and 6,000 options for Mr. Siegrist. The Company is not aware of any other directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company who failed to file on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

                ITEM 10.  EXECUTIVE COMPENSATION

During the calendar year 1997, the Company's former president, Donald Winstead received cash compensation in the total amount of $61,530. In addition, Mr. Winstead was granted an option under the Company's 1993 Stock Option Plan to purchase 5,000 shares at an exercise price of $4.00 per share, which expired following the end of his association with the Company. No other officer or director received any cash compensation for services as an officer and director to the Company.

Russell K. Burbank, former president and chief executive officer of the Company, received at the beginning of 1997 the final termination payments pertaining to his employment in the amount of $134,000.

Five months prior to the appointment in January 1998, of Peter Friedli as an executive officer and director, the Company entered into a consulting agreement with Friedli Corporate Finance Inc. ("FCF"), a private consulting company owned by Mr. Friedli, under which the Company pays a consulting fee of $4,000 per month, reimburses the consultant for expenses up to $6,000 per year, and issued to the consultant a warrant to purchase 20,000 shares of common stock at an exercise price of $4.00 per share. At the time of the transaction, an affiliate of the consultant was a five percent stockholder of the Company.

In consideration of the commitment of time and resources required of Peter Friedli in his new positions as an executive officer and director, the Company approved in February 1998, the issuance to FCF of warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $4.00 per share exerciseable on or before November 30, 1999, which exercise price represents a premium over the trading price of $3.25 in the common stock of the Company on the date of grant.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of February 19, 1998, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                            Common    Percent of
                                            Shares     Class(1)
Name

Peter Friedli (2)                           300,555      31.1

Jorg Bader                                 1,000 (3)      *

Reinhard Siegrist                          2,000 (3)      *

All directors and officers as a group (3    303,555      31.3
persons)

*    Less than one percent

(1) Percentage of beneficial ownership is calculated based on 666,193 shares of Common Stock outstanding on February 19, 1998, and Common Stock which such individual or entity has the right to acquire beneficial ownership within 60 days, including but not limited to the exercise of options and warrants.. These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options or warrants, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(2) The business address of Mr. Friedli is c/o Friedli Corporate Finance Inc., Freigutstrasse 5, 8002 Zurich, Switzerland. This figure includes 270,000 shares of Common Stock issuable to Friedli Corporate Finance Inc., of which Peter Friedli is a principal, upon exercise of warrants with an exercise price of $4.00 per share. Peter Friedli and Confinvest 97 Ltd., share beneficial ownership with respect 20,555 shares, which is included in this figure. The Company believes that holders of securities of the Company held beneficially by persons advised by Friedli Corporate Finance Inc., represent approximately 60% of the outstanding Common Stock of the Company. Holders of securities advised by Friedli Corporate Finance Inc., are likely to vote the same way on issues presented to them. Consequently, it is likely that such stockholders will be able to control all decisions requiring the vote of stockholders.

(3)  Represents  shares  subject  to  stock  options  which   are
     presently exerciseable.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit    SEC Ref.    Title of Document                        Location
  No.        No.

   1       (3)(i)      Certificate of Incorporation, as amended    (1)

   2      (3)(ii)      By-Laws                                     (2)

   3         (27)      Financial Data Schedules                 This Filing
                                                                 Page E-1

(1) Incorporated by reference to exhibit no. 3.1 to the Company's Registration Statement (no. 33-68946) which became effective November 8, 1993, and exhibit 3.3 to the Company's Form
10-Q for the quarterly period ending April 1, 1995.

(2) Incorporated by reference to exhibit no. 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 1997.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PURUS, INC.

Date:  April 14, 1998                 By: (Signature)
                                      Peter Friedli
                                      Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  April 14, 1998           (Signature)
                                 Peter Friedli
                                 Principal  Executive,  Financial
                                 and Accounting Officer, Director

Dated:  April 14, 1998           (Signature)
                                 Jorg Bader, Director

Dated:  April 14, 1998           (Signature)
                                 Reinhard Siegrist, Director

                  INDEX TO FINANCIAL STATEMENTS


                                                             Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS           F-2

FINANCIAL STATEMENTS

     Balance Sheet                                            F-4

     Statements of Operations                                 F-5

     Statement of Shareholders' Equity                        F-6

     Statements of Cash Flows                                 F-7

     Notes to Financial Statements                            F-8

         Report of Independent Certified Public Accountants




The Board of Directors
Purus, Inc.

We have audited the accompanying balance sheet of Purus, Inc. (the "Company"), as of December 27, 1997, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Grant Thornton LLP


San Jose, California
April 13, 1998

                Report of Independent Auditors





The Board of Directors
Purus, Inc.

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Pursu, Inc. (the Company) for the year ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 29, 1996, in conformity with generally accepted accounting principles.


                                           KPMG Peat Marwick LLP

                                       Mountain View, California
                                                January 15, 1997

                      Purus, Inc.

                     BALANCE SHEET

                   December 27, 1997

                        ASSETS


Current assets:

Cash and cash equivalents                                      $    172,881
Short-term investments                                            4,508,594
Other current assets                                                175,874

 Total current assets                                             4,857,349

Other assets                                                         10,745

                                                               $  4,868,094

           LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

Accounts payable                                               $     81,619
Accrued legal and litigation expenses                             1,016,095

 Total current liabilities                                        1,097,714

Shareholders' equity:

Preferred stock; $.001 par value, 5,000,000 shares
  authorized; none outstanding                                            -
Common stock; $.01 par value, 5,000,000 shares
  authorized; 666,193 issued and outstanding                          6,662
Additional paid in capital                                       45,126,395
Accumulated deficit                                             (41,362,677)

 Total shareholders' equity                                       3,770,380

                                                               $  4,868,094


The accompanying notes are an integral part of this statement.

                          Purus, Inc.

                   STATEMENTS OF OPERATIONS

                          Year ended

                                             December 27,      December 29,
                                                  1997              1996

Operating (income) expense from
  continuing operations:

  General and administrative                 $  1,305,195      $  1,006,713
  Interest income                                (245,780)         (307,992)

      Loss from continuing operations          (1,059,415)         (698,721)

Income form discontinued operations             1,090,104           781,624

      Net income                             $     30,689      $     82,903

Income (loss) per share from:
  Continuing operations:
    Basic                                    $      (1.59)     $      (1.06)
    Diluted                                         (1.59)            (1.06)
  Discontinued operations:
    Basic                                    $       1.64      $       1.19
    Diluted                                          1.64              1.19

Net income per share:
  Basic                                      $        .05      $        .13
  Diluted                                             .05               .13

Weighted average shares outstanding               666,193           654,947


The accompanying notes are an integral part of these statements.

                            Purus, Inc.

                  STATEMENT OF SHAREHOLDERS' EQUITY

                  Two years ended December 27, 1997

                                                  Additional
                               Common stock        Paid-In        Accumulated
                               Shares    Amount    Capital          Deficit

Balance, January 1, 1996      637,208   $ 6,372   $45,039,185    $(41,476,269)

  Stock options exercised      28,985       290        87,210               -

  Net income                        -         -             -          82,903

Balance, December 29, 1996    666,193     6,662    45,126,395     (41,393,366)

  Net income                        -         -             -          30,689

Balance, December 27, 1997    666,193   $ 6,662   $45,126,395    $(41,362,677)


The accompanying notes are an integral part of this statement.

                          Purus,Inc.

                   STATEMENTS OF CASH FLOWS

                         Year ended


                                                 December 27,    December 29,
                                                      1997            1996

Cash flows from operating activities:

  Net income                                     $     30,689    $     82,903
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization                       652           9,257
      Settlement of net liabilities of
       discontinued operations                       (915,386)              -
      Accrual for litigation                          542,139               -
      Changes in operating assets and liabilities:
        Other current assets                          (76,535)         74,287
        Other assets                                        -           3,720
        Accounts payable and accrued expenses         (61,671)       (543,134)
        Net liabilities of discontinued operations    (73,577)     (1,511,730)
          Net cash used in operationg activities     (553,689)     (1,884,697)

Cash flows from investing activities:
  Purchases of short-term investments              (4,508,594)    (30,358,165)
  Proceeds from sale/maturity of short-term
   investments                                      4,740,963      32,367,641
         Net cash provided by investing activities    232,369       2,009,476

Cash flows from financing activities:
  Proceeds from sale of common stock                        -          87,500

         Net (decrease) increase in cash and cash
           equivalents                               (321,320)        212,279

Cash and cash equivalents, beginning of year          494,201         281,922

Cash and cash equivalents, end of year           $    172,881     $   494,201


The accompanying notes are an integral part of these statements.

                           Purus, Inc.

                  NOTES TO FINANCIAL STATEMENTS

             December 27, 1997 and December 29, 1996

NOTE  A  -  SUMMARY  OF  THE  COMPANY AND SIGNIFICANT  ACCOUNTING
 POLICIES

 Purus, Inc. ("Purus" or the "Company") discontinued its environmental technology business in November 1995. Consequently, thereafter the Company's continuing operations consist principally of management of the Company's short-term investments, administration of general corporate and legal matters, and investigation of potential acquisitions of businesses, products or technologies that may or may not be related to the environmental market.

 1. Use of Estimates

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

 2. Cash Equivalents

  For purposes of the accompanying statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 3. Short-Term Investments

  Short-term  investments consist of debt  securities  issued  by the U.S. Treasury with maturity dates of less than two years. These investments are classified as available for sale securities and are valued at market, which approximates cost. Realized and unrealized losses and gains within the Company's short-term investments are not material.

 4. Income Taxes

  The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes.

 5. Fair Value of Financial Instruments

  Fair value estimates, methods, and assumptions for certain on- and off-balance sheet financial instruments are set forth below for the Company's financial statements.

   i) The carrying amounts of cash, cash equivalents, accounts payable, and accrued liabilities approximate fair values due to the short maturity of those instruments.

   ii) The fair value of short term investments, based on quotations received from securities dealers, approximate cost.

                           Purus, Inc.

                  NOTES TO FINANCIAL STATEMENTS

             December 27, 1997 and December 29, 1996

NOTE  A  -  SUMMARY  OF  THE  COMPANY AND SIGNIFICANT  ACCOUNTING
 POLICIES (continued)

 6. Earnings (Loss) Per Share

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share." In accordance with SFAS No. 128, primary earnings (loss) per share has been replaced with basic earnings (loss) per share, and fully diluted earnings (loss) per share has been replaced with diluted earnings (loss) per share which includes potentially dilutive securities such as outstanding options and convertible securities, using the treasury stock method.

 7. Fiscal Year

  The Company uses a reporting calendar in which quarters end on the Saturday closest to March 31, June 30, September 30, and December 31.

 8. Recent Accounting Pronouncements

  The  Financial Accounting Standards Board ("FASB")  has  issued
   SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no effect on the Company's results of operations, financial position or cash flows.

  In  June 1997, the FASB issued SFAS No. 131, Disclosures  about
   Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no effect on the Company's results of operations, financial position or cash flows.

                           Purus, Inc.

                  NOTES TO FINANCIAL STATEMENTS

             December 27, 1997 and December 29, 1996

NOTE B - DISCONTINUED OPERATIONS

 During the fourth quarter of 1995, when the Company discontinued its operations, it included provisions for the write-down of inventory and fixed assets, for the costs of employee termination, for anticipated warranty expenditures, and for the operating losses of the discontinued operations. The net liabilities of the discontinued operations were $1,062,373 as of December 29, 1996. During 1997, the Company settled all outstanding claims related to the discontinued operations.

 A summary of operating results of the discontinued operations follows:

                                              December 27,      December 29,
                                                   1997              1996

     Revenue                                  $   174,720       $   251,723
     Reversal of warranty provision               915,384           529,901

     Income from discontinued operations      $ 1,090,104       $   781,624

NOTE C - SHAREHOLDERS' EQUITY

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

 The Company's 1995 Non-Employee Director Stock Option Plan (the "1995 Director Plan") was adopted by the Company's Board of Directors and approved by the Company's shareholders as the successor to the Company's 1993 Non-Employee Director Stock Option Plan. The 1995 Director Plan provides for the granting of stock options to non employee directors of the Company. The Board of Directors and the shareholders have authorized a total of 20,000 shares of common stock for issuance under the 1995 Director Plan. The Company's Board of Directors administers the 1995 Director Plan.

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

                           Purus, Inc.

                  NOTES TO FINANCIAL STATEMENTS

             December 27, 1997 and December 29, 1996

NOTE C - SHAREHOLDERS' EQUITY (continued)

 A summary of the status of the Company's stock option plans as of December 27, 1997 and December 29, 1996 and changes during the fiscal years ended on those dates along with the pro forma effects of the options, as determined under SFAS No. 123, on income and earnings per share is presented below:

                                        12/27/97                12/29/96
                                              Weighted                Weighted
                                   Number     Average      Number     Average
                                     of       Exercise       of       Exercise
                                   Shares      Price       Shares      Price

Outstanding at beginning of year    2,500      $4.56       63,876      $15.16

Granted                             7,000       3.16       32,000        3.52
Exercised                               -          -      (29,000)       3.02
Forfeited                          (1,500)      7.60      (64,376)      15.22

Outstanding at end of year          8,000      $3.59        2,500       $4.56

Options exercisable at year end     5,500      $3.41        2,125       $3.99

Weighted average fair value of
  options granted                              $1.50                    $1.36


                                                  December 27,   December 29,
                                                       1997           1996
     Loss from continuing operations
      As reported                                 $(1,059,415)   $  (698,721)
      Pro forma                                    (1,065,680)      (700,081)

     Net income
      As reported                                 $    30,689    $    82,903
      Pro forma                                        24,424         81,543

     Basic and diluted loss per share from
      continuing operations
       As reported                                $     (1.59)   $     (1.06)
       Pro forma                                        (1.60)         (1.06)

     Basic and diluted net income per share
      As reported                                 $       .05    $       .13
      Pro forma                                           .04            .13

                           Purus, Inc.

                  NOTES TO FINANCIAL STATEMENTS

             December 27, 1997 and December 29, 1996

NOTE C - SHAREHOLDERS' EQUITY (continued)

 As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no expected dividends, an expected life of 3 years, volatility of 50% and a risk free rate of return of 5.5%.

 The following table summarizes information about stock options outstanding at December 27, 1997:

                              Weighted
                              Average       Weighted                 Weighted
  Range of                   Remaining      Average                  Average
  Exercise     Outstanding  Contractual     Exercise    Exercisable  Exercise
   Prices      at 12/27/97  Life (Years)     Price       12/27/97     Price

$2.63 - $4.00    8,000          9.9          $3.59        5,500        $3.41

 A total of 70,157 shares of common stock remain reserved for future grants under the plans as of December 29, 1996.

 As of December 27, 1997, the Company had outstanding warrants to purchase 20,000 shares of common stock at $4.00 per share.
 The warrants are vested and expire in 2000.

NOTE D - INCOME TAXES

 The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% due to the Company's inability to utilize its currently generated net operating losses.

 The tax effect of temporary differences that give rise to significant portions of the deferred tax amounts are presented as follows at December 27, 1997:

     Net operating loss carryforward              $ 11,980,000
     Litigation and legal accruals                     435,000
     Research credit carryforward                      650,000
       Gross deferred tax asset                     13,065,000
     Less valuation allowance                      (13,065,000)

       Net deferred tax asset                     $          -

 As of December 27, 1997, the Company had available net operating loss carryforwards approximating $33,143,000 and $8,020,000 for federal and California tax purposes, respectively. The Company also has research credit carryforwards of approximately $460,000 and $190,000 for federal and California tax purposes, respectively. The federal and California net operating losses can be carried forward to reduce income taxes on future earnings subject to the limitations discussed below.

                           Purus, Inc.

                  NOTES TO FINANCIAL STATEMENTS

             December 27, 1997 and December 29, 1996

NOTE D - INCOME TAXES (continued)

 Sections 382 and 383 of the Internal Revenue Code provide for annual limitations on the utilization of net operating loss and credit carryforwards following an ownership change as defined. Further, if the Company failed to continue its business enterprise for a period of two years following an ownership change, the net operating loss carryforwards could be forfeited. As the Company has not determined if an ownership change has occurred, the net operating loss carryforwards maybe subject to such limitation.

NOTE E - COMMITMENTS AND CONTINGENCIES

 On or about July, 27, 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 9, 1993 through March 8, 1995. In March 1997, the court issued an order granting the defendants' motion to dismiss and granting the plaintiff 45 days leave to amend.
 In May 1997, the suit was re-filed reasserting the clams previously made, and in June 1997, the Company filed a new motion to dismiss the refiled complaint. If the action is not dismissed with prejudice, the Company intends to defend the suit vigorously. At March 31, 1998, a ruling on the Company's motion to dismiss plaintiff's complaint was pending. The Company and other defendants have obtained discovery regarding the validity of plaintiff's purported class action through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and from third parties.

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

 Aside  from certain provisions for legal expenses, the financial statements  for  the  period ended  December  27,  1997  do  not
 contain   any   provisions  for  settlement   of   these   legal
 proceedings.

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

                           Purus, Inc.

                  NOTES TO FINANCIAL STATEMENTS

             December 27, 1997 and December 29, 1996

NOTE F - RELATED PARTY TRANSACTIONS

 In March, 1996, the Company retained The Dettmers Consulting Group ("DCG"),of which Mr. Dettmers, a former director of the Company, is a principal, to provide services with respect to the wind-down of the Company's operations. For the services provided to the Company in fiscal year 1996, Mr. Dettmers and DCG were paid $5,000.

 The Company retained the accounting firm of Burr, Pilger & Mayer ("BPM") for financial, accounting and administrative services, of which Stephen D. Mayer, the Company's former Treasurer and Principal Financial and Accounting Officer, is a managing partner. For the services provided to the Company in fiscal years 1997 and 1996, BPM was paid $65,000 and $144,000, respectively. BPM's services were terminated in March 1997.

 In September 1997, the Company entered into a consulting agreement with Friedli Corporate Finance, Inc. ("FCF"), a principal shareholder of the Company. Mr. Peter Friedli ("Friedli") is a principal in FCF and is the current Chief Executive Officer of the Company. The agreement calls for FCF to provide general business, financial and investment advice and serve as a liaison between FCF clients/investors and the Company. FCF is paid a monthly fee of $4,000 plus annual expenses of up to $6,000 per year. The agreement terminates December 31, 2000. FCF was granted 20,000 warrants to purchase the Company's common stock at $4 per share. The warrants are vested and expire in 2000.

 During  1997,  the  Company  paid  Friedli  $149,000  for   past
 reimbursement of expenses and consulting services rendered.

 In   1997,  the  Company  made  payments  to  its  former  Chief
 Executive Officer in the amount of $134,000 as severance payments pursuant to a November 1996 agreement.

 During 1997, the Company paid consulting and management fees, including reimbursed expenses to Mr. Don Winstead, a former officer and director of the Company totaling $61,530.

NOTE G - SUBSEQUENT EVENTS

 In February 1998, the Company made a loan of $1,800,000, which bears interest at 6% per annum, to Casa Solaz, Inc. (a Nevada corporation, "CSI"), a related company through ownership affiliations of Friedli. CSI manufactures prefabricated housing, primarily in South America. The proceeds of the loan will be used to construct manufacturing facilities. The principal and any accrued and unpaid interest is due on
 December 31, 1999. The loan is collateralized by all of the assets of CSI, including the stock of the CSI subsidiary. The loan is convertible into 450,000 shares of 8% preferred stock of CSI. As consideration for making the loan, the Company received a warrant to purchase 550,000 shares of 8% preferred stock of CSI at $4.00 per share. Each share of 8% preferred stock is convertible into one share of common stock of CSI.