Form 10QSB
period 1998-03-28
PURUS INC
filed 1998-05-15
CIK 912156

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549


                          FORM 10-QSB


   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended March 28, 1998.

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

                    Yes     [X]          No     [ ]

Indicate the number of shares outstanding of each of the issuerIs classes of common stock, as of the latest practicable date: 666,193 shares of Common Stock.

                          PURUS, INC.

                           CONTENTS


                                                                  Page
PART I FINANCIAL INFORMATION


Item 1. Financial Statements                                        3

     Balance Sheets as of March 28, 1998 and December 27, 1997      3

     Statements of Operations for the Three Months Ended
      March 28, 1998 and March 29, 1997                             4

     Statements of Cash Flows for the Three Months Ended
      March 28, 1998 and March 29, 1997                             5

     Notes to Financial Statements                                  6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         8

PART II  OTHER INFORMATION

Item 1. Legal Proceedings                                          12

Item 5. Other Information                                          12

Item 6. Exhibits and Reports on Form 8-K                           13

                PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                        BALANCE SHEETS
             March 28, 1998 and December 27, 1997

                                                    March 28,     December 27,
                                                      1998            1997
Assets
Current assets:
  Cash and cash equivalents                       $     84,744   $    172,881
  Short-term investments                             2,632,584      4,508,594
  Other current assets                                 180,961        175,874
            Total current assets                     2,898,289      4,857,349
Other assets                                         1,810,746         10,745
                                                  $  4,709,035   $  4,868,094
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                $     33,916   $     81,619
  Accrued legal expenses                               935,777      1,016,095
  Total current liabilities                            969,693      1,097,714
Shareholders' equity:
  Common stock:  5,000,000 shares authorized;
  $.01 par value; 666,193 and 666,192 shares
  issued and outstanding at March 28, 1998
  and December 27, 1997, respectively                    6,662          6,662
  Additional paid-in capital                        45,126,395     45,126,395
  Accumulated deficit                              (41,393,715)   (41,362,677)
            Total shareholders' equity               3,739,342      3,770,380
                                                  $  4,709,035   $  4,868,094

            The accompanying notes are an integral
              part of these financial statements.

                   STATEMENTS OF OPERATIONS
 for the three months ended March 28, 1998 and March 29, 1997


                                                    March 28,       March 29,
                                                      1998            1997
Operating income (expenses) of
 continuing operations
  General and administrative                     $   (136,652)   $ (1,039,790)
  Interest income                                      53,141          54,724
Income (loss) from continuing operations              (83,511)     (  985,066)
Income (loss) from discontinued operations             16,665         992,280
Tax                                                     2,053               -
Net income (loss)                                     (68,898)          7,214

Net income (loss) from continuing operations
  per share                                             (0.13)          (1.48)
Net income (loss) from discontinued operations
  per share                                              0.03            1.49
Net income (loss) per share                             (0.10)           0.01

Weighted average common shares                        666,193         666,192


            The accompanying notes are an integral
              part of these financial statements.

                   STATEMENTS OF CASH FLOWS
 for the three months ended March 28, 1998 and March 29, 1997

                                                     March 28,      March 29,
                                                       1998           1997
Cash flows from operating activities:
  Net loss                                        $   (68,898)   $      7,214
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                         --             651
     Changes in operating assets and liabilities:
       Accounts receivable                             14,068              --
       Other current assets                           (13,767)       (250,469)
       Other assets                                        --              --
       Accounts payable                               (80,318)         21,690
       Accrued expenses                                    --         679,583
       Net liabilities - discontinued operations           --        (862,373)
     Net cash used in operating activities           (139,040)       (403,704)
Cash flows from investing activities:
  Purchases of short-term investments                      --      (3,624,446)
  Proceeds from sale/maturity of
   short-term investments                              50,903       3,800,000
  Purchases of property and equipment                      --              --
     Net cash provided by (used in)
      investing activities                             50,903         175,554
Cash flows from financing activities:
  Net proceeds from sale of common stock                   --              --
     Net cash provided by financing activities             --              --
Net decrease in cash                                  (88,137)       (228,250)
Cash and cash equivalents, beginning of period         172,881        494,201
Cash and cash equivalents, end of period           $    84,744    $   266,051

            The accompanying notes are an integral
              part of these financial statements.

                 NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

      Financial information for the three months ended March 28, 1998 and March 29, 1997 is unaudited but has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly operating results and cash flows for those periods. This Quarterly Report on Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the period ended March 28, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

5.   Discontinued Operations

      During the fourth quarter of 1995, when the Company discontinued its operations, it made provisions for the write-down of inventory and fixed assets, for the costs of employee termination, and for anticipated warranty expenditures over the remaining life of PADREr installations, and for the operating losses of the discontinued operations. The net liabilities of the discontinued operations were zero as of March 28, 1998 and December 27, 1997. A summary of operating results of the discontinued operations follows:

                                             March 28,        December 27,
                                               1998              1997
     Revenue                               $   16,665         $   174,720
     Reversal of warranty provision                --             915,384

     Income from discontinued operations       16,665           1,090,104

6.   Commitments and Contingencies

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

7.   Loan Transactions

 In February 1998, the Company made a loan of $1,800,000, which bears interest at 6% per annum, to Casa Solaz, Inc. (a Nevada corporation, "CSI"). CSI is not a related party to the Company or its management. [Existence of an affiliation was incorrectly reported in Note G to the Company's financial statements filed with its 1997 Annual Report on Form 10-KSB.] CSI manufactures prefabricated housing, primarily in South America. The proceeds of the loan will be used to acquire production equipment and facilities for the operations of CSI. The principal and any accrued and unpaid interest is due on December 31, 1999. The loan is collateralized by all of the assets of CSI, including the stock of the CSI subsidiary. The loan is convertible into 450,000 shares of 8% preferred stock of CSI. As consideration for making the loan, the Company received a warrant to purchase 550,000 shares of 8% preferred stock of CSI at $4.00 per share. Each share of 8% preferred stock is convertible into one share of common stock of CSI. In April 1998, the amount of the loan was increased to $4,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-
QSB and the Company's 1997 Annual Report on Form 10-KSB.

      On January 8, 1998, following the resignation of the Company's former Chairman of the Board and Chief Executive Officer, Reinhard Siegrist was appointed to the position of Chairman of the Board and Peter Friedli was appointed to the position of Chief Executive officer by action of the Board of Directors.

      The Company has incurred cumulative net losses of approximately $41.4 million from inception to March 28, 1998. The Company does not expect to report operating profits unless and until such time as a new business, or technology, is acquired and only then if such acquisition is successful. There can be no assurance that the Company will achieve profitability.

Results of Continuing Operations

Quarters Ended March 28, 1998 and March 29, 1997

     The Company had no revenue from continuing operations for the quarters ended March 28, 1998 and March 29, 1997.

      General and administrative expenses from continuing operations for the quarters ended March 28, 1998 and March 29, 1997 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $136,652 for the quarter ended March 28, 1998, and $1,039,790 for the quarter ended March 29, 1997. General and administrative expenses in the quarter ended March 28, 1998 are lower than in the quarter ended March 29, 1997 due to the charge made in the earlier quarter to increase the legal expense reserve and due to elimination of certain accounting and administrative expense.

      Interest income of $54,724 and $53,141 for the quarters ended March 29, 1997 and March 28, 1998, respectively, resulted from the investment of the net proceeds of the Company's initial public offering in 1993 into short-term, liquid cash equivalents. Interest income in the quarter ended March 28, 1998 is lower than in the quarter ended March 29, 1997 primarily due to a reduction in the Company's cash and short-term investments used to fund operating losses and to pay accrued expenses. Interest income will likely continue to decrease if additional cash or short-term investments are used to fund operating losses and accrued expenses, or if interest rates decline.
      As a result of the foregoing factors, the Company's net loss from continuing operations was $83,511 for the quarter ended March 28, 1998 as compared to a net loss of $985,066 for the quarter ended March 28, 1997. The smaller loss in the recent quarter resulted from cost reduction measures implemented after March 27, 1997.

Results of Discontinued Operations

Quarters Ended March 28, 1998 and March 29, 1997

      Revenues from discontinued operations was $16,665 and $992,280 for the quarters ended March 28, 1998 and March 29, 1997, respectively. Revenues from discontinued operations in the quarter ended March 28, 1998 consist of royalty payments from Thermatrix and for the quarter ended March 29, 1997 result primarily from the reversal of previously recorded reserves. The Company does not expect any significant future revenues from discontinued operations.

Net   Income/Net   Loss  from  Continuing   and   Discontinued
Operations

      As a result of the foregoing factors, the Company's net income from both continuing and discontinued operations was $7,214 for the quarter ended March 29, 1997, as compared to a loss of $68,898 for the quarter ended March 28, 1998. The increased loss in the recent quarter was the result of the impact of reserve adjustments made in the earlier quarter.

Liquidity and Capital Resources

      At March 28, 1998, the Company had working capital of approximately $1,928,596 as compared to $3,759,635 at December 27, 1997. Working capital as of both dates consisted substantially of short-term investments, cash and cash equivalents, accrued liabilities, and net liabilities from discontinued operations. Net cash used in operating activities was approximately $139,040 for the quarter ended March 28, 1998, and $403,704 for the quarter ended March 29, 1997.

      The reduction in working capital results from the loan made to Casa Solaz, Inc. ("CSI) in February of 1998 in the amount of $1,800,000. CSI is a private Nevada corporation which recently commenced the business of manufacturing, marketing, and installing prefabricated housing units in South America. The loan bears interest at the rate of 6% per annum, and all principal and interest is due December 31, 1999. The loan is secured by all of the assets of CSI, including all of the capital stock of its Venezuelan subsidiaries conducting operations in South America. The loan is convertible at the option of the Company at any time prior to maturity into 450,000 shares of the Series A Convertible Preferred Stock of CSI. As a negotiated element of the transaction, CSI granted to Purus a warrant to purchase 550,000 additional shares of Series A Convertible Preferred Stock at a price of $4.00 per share exerciseable on or before December 31, 1998. The Series A Convertible Preferred Stock provides for a cumulative dividend at the rate of 8% per annum and is convertible to common stock of CSI at the rate of one share of common for one share of preferred. In April 1998, the amount of the loan to CSI was increased to $4,000,000.

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

                  PART II   OTHER INFORMATION

Item 5.        Other Information

     On May 8, 1998, the Company was notified that the listing for the Company's common stock on the Nasdaq SmallCap Market terminated at the close of business on that date. This action was taken by Nasdaq on the basis of its determination that the Company is not engaged in any active business operations and, as a matter of policy, Nasdaq does not list inactive companies with only cash or passive assets regardless of whether those companies satisfy the quantitative listing maintenance requirements. Management believes it has acted reasonably in attempting to locate a new business activity in which to participate over the past two years, but the pending stockholder litigation has prevented the Company from acquiring a new business venture. Consequently, management is of the opinion that the loss of the listing is a direct result of the stockholder litigation and beyond the control of the Company.

Item 6.        Exhibits and Reports on Form 8K

(a) Exhibits: Attached only to the electronic filing with the Securities and Exchange Commission is the Financial Data
Schedule, Exhibit Ref. No. 27, in accordance with Item 601(c) of regulation S-K.

(b)         Reports on Form 8-K:

        During the quarter ended March 28, 1998, the Company filed one Current Report on Form 8-K reporting under "Item
  5. Other Events" the Company's loan to Casa Solaz, Inc.

                          SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Purus, Inc.

By:  /s/ Peter Friedli
Chief Executive Officer

Date:  May 15, 1998