Form 10QSB
period 1998-06-30
PURUS INC
filed 1998-08-17
CIK 912156

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549


                          FORM 10-QSB


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 27, 1998.

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from             to             .

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

   Class                  Shares Outstanding as of June 27, 1998
Common Stock                             666,192

                          PURUS, INC.

                           CONTENTS


                                                                   Page
PART I FINANCIAL INFORMATION


Item 1. Financial Statements                                          3

     Balance Sheets as of June 27, 1998 and December 27, 1997         3

     Statements of Operations for the Three Months and Six Months
       Ended June 27, 1998 and June 28, 1997                          4

     Statements of Cash Flows for the Six Months Ended June 27, 1998
       and June 28, 1997                                              5

     Notes to Financial Statements                                    6

Item 2.ManagementIs Discussion and Analysis of Financial Condition
        and Results of Operations                                     8

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                            12

Item 6. Exhibits and Reports on Form 8-K                             13

                PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                        BALANCE SHEETS
              June 27, 1998 and December 27, 1997

                                             June 27,    December 27,
Assets                                         1998          1997
Current assets:
  Cash and cash equivalents                $   143,613   $   172,881
  Short-term investments                       300,000     4,508,594
  Other current assets                         178,103       175,874
       Total current assets                    621,716     4,857,349
Other assets                                 4,071,074        10,745
                                           $ 4,692,790   $ 4,868,094
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                         $    84,686   $    81,619
  Accrued legal expenses                       846,690     1,016,095
  Total current liabilities                    931,376     1,097,714
Shareholders equity:
  Common stock:  5,000,000 shares authorized;
  $.01 par value; 666,192 and 666,192 shares
  issued and outstanding at June 27, 1998
  and December 27, 1997, respectively            6,662         6,662
  Additional paid-in capital                45,126,395    45,126,395
  Accumulated deficit                      (41,371,643)  (41,362,677)
        Total shareholders equity            3,761,414     3,770,380
                                           $ 4,692,790   $ 4,868,094

            The accompanying notes are an integral
              part of these financial statements.

                   STATEMENTS OF OPERATIONS
for the three and six months ended June 27, 1998 and June 28, 1997


                                     Three Months Ended       Six months Ended
                                     June 27    June 28        June 27  June 28
                                      1998       1997        1998     1997
Operating income (expenses) of
        continuing operations
    General and Administrative   $ (34,910) $ (94,426) $ (171,562) $ (1,134,029)
    Interest Income                 77,632     49,698     130,773       104,422
Income (loss) from
     continuing operations          42,722    (44,728)    (40,789)   (1,029,607)
Income (loss) from
    discontinued operations         17,210     65,952      33,875     1,058,644
Tax                                      -          -           -             -
Net income (loss)                $  59,932  $  21,223  $   (8,966) $     29,137

Net income (loss) from
   continuing operations per share    0.06      (0.07)      (0.06)        (1.54)
Net income (loss) from
   discontinued operations per share  0.03       0.10        0.05          1.60

Net income (loss) per share         $ 0.09     $ 0.03      $(0.01)       $ 0.04

Weighted average common shares     666,193    662,591     666,193       662,591


            The accompanying notes are an integral
              part of these financial statements.

                   STATEMENTS OF CASH FLOWS
   for the six months ended June 27, 1998 and June 28, 1997

                                                      June 27,      June 28,
                                                        1998          1997
Cash flows from operating activities:
  Net Income (loss)                                $    (8,966)   $    28,437
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                           -            651
     Changes in operating assets and liabilities:
       Accounts receivable                               2,229           (612)
       Other current assets                                  -        (78,290)
       Other assets                                  4,120,657         (3,030)
       Accounts payable                                  3,067        (17,912)
       Accrued expenses                               (169,405)       622,373
       Net liabilities - discontinued operations             -       (938,963)
     Net cash used in operating activities           4,113,920       (387,346)
Cash flows from investing activities:
  Purchases of short-term investments               (4,208,594)    (4,668,575)
  Proceeds from sale/maturity of short-term
   investments                                          65,406      4,800,000
  Purchases of property and equipment                        -         (3,030)
     Net cash provided by (used in)
      investing activities                          (4,143,188)       128,395
Cash flows from financing activities:
  Net proceeds from sale of common stock                     -              -
     Net cash provided by financing activities               -              -
Net decrease in cash                                   (29,268)      (258,951)
Cash and cash equivalents, beginning of period         172,881        494,201
Cash and cash equivalents, end of period          $    143,613    $   235,250

            The accompanying notes are an integral
              part of these financial statements.

                 NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     Financial information for the three months and six months ended June 27, 1998 and June 27, 1997 is unaudited but has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly operating results and cash flows for those periods. This Quarterly Report on Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Companies Annual Report on Form 10-KSB for the fiscal year ended December 27, 1997. The results of operations for the period ended June 27, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending January 2, 1999.

      In 1995 the Company converted to a reporting calendar in which quarters end on the Saturday closest to March 31, June
30, September 30 and December 31.

2.   Net Income/(Loss) per Share

      Net income/(loss) per share is computed using the weighted average number of shares of common stock outstanding.

3.   Discontinued Operations

      During the fourth quarter of 1995, when the Company discontinued its operations, it provided provisions for the writedown of inventory and fixed assets, for the costs of employee termination, and for anticipated warranty expenditures over the remaining life of PADRE installations, and for the operating losses of the discontinued operations. A summary of operating results of the discontinued operations for the six months ended June 27, 1998 and the year ended December 27, 1997 follows:

                                              June 27,        December 27,
                                                1998             1997

     Revenue                               $     33,875      $    174,720
     Reversal of warranty provision                   -           915,384
     Income from discontinued operations         33,875         1,090,104

7.   Commitments and Contingencies

      In   July   1995,  Aron  Parnes, a  stockholder  of  the
Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 1993 through March 1995. In April 1996, the Company filed a motion to dismiss the complaint. In March 1997, the Court issued an order granting the defendants' motion to dismiss the complaint and granting the plaintiff 45 days leave to amend. In May 1997, the suit was re-filed reasserting the claims previously made, and in June 1997, the Company filed a new motion to dismiss the re-filed complaint. At June 30, 1998, the court has not ruled on the new motion. If the action is not dismissed with prejudice, the Company intends to defend the suit vigorously. The Company and other defendants have obtained discovery regarding the propriety of plaintiff's named class representative through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and third parties.

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

     On January 8, 1998, following the resignation of the CompanyIs former Chairman of the Board and Chief Executive Officer, Reinhard Siegrist was appointed to the position of Chairman of the Board and Peter Friedli was appointed to the position of Chief Executive officer by action of the Board of Directors.

     The Company has incurred cumulative net losses of approximately $41.4 million from inception to June 27, 1998. The Company does not expect to report operating profits unless and until such time as a new business, or technology, is acquired and only then if such acquisition is successful. There can be no assurance that the Company will achieve profitability.

     The Company has completed it's risk assessment plan for year 2000 compliance. Based on this assessment, the company has determined that each system currently in use is fully compliant.

Results of Continuing Operations

Three and Six Month periods Ended June 27, 1998 and June 28, 1997

     The Company had no revenue from continuing operations for the three and six month periods ended June 27, 1998 and June
28, 1997.

      General and administrative expenses from continuing operations for the three and six month periods ended June 27, 1998 and June 28, 1997 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $34,910 and $94,426 for the three month period ended June 27, 1998, and June 28, 1997, respectively; and $171,562 and $1,134,029 for the six month period ended June 27, 1998, and June 28, 1997, respectively. General and administrative expenses for the three month period ending June 27, 1998 were lower than in the three month period ending June 28, 1997 due to the reclassification of certain expenses previously recorded in the three month period ending March 28, 1998. A charge in the amount of approximately $52,000 was erroneously made to the operating expense account whereas it should have been charged to the accrued legal expenses account. General and administrative expenses in the six month period ended June 28, 1997 were greater than in the six month period ended June 27, 1998 primarily due to increases in the reserves for legal expenses.

      The Company had no interest expense in the three and six month periods ending June 27, 1998 or June 28, 1997. Interest income in the three and six month periods ended June 27, 1998 and June 28, 1997, respectively, resulted from the investment of the net proceeds of the Company's initial public offering in 1993 into short-term, liquid cash equivalents.
Interest income was $77,632 and $49,698 in the three month period ended June 27, 1998, and June 28, 1997, respectively; and $130,773 and $104,422 for the six month period ended June 27, 1998, and June 28, 1997, respectively. Interest income in the periods ended June 27, 1998 is higher than in the periods ended June 28, 1997 primarily due to the higher interest rate realized from the loan to CSI.

      As a result of the foregoing factors, the Company's recorded a net profit from continuing operations in the amount of $42,722 for the three month period ending June 27, 1998, a net loss from continuing operations of $44,728 for the three month period ended June 28, 1997 and a net loss for the six month periods ended June 27, 1998 and June 28, 1997, of $40,789 and $1,029,607, respectively The improved performance in the most recent periods is a result of significantly reduced activity levels.

Results of Discontinued Operations

Three and Six Month periods Ended  June 27, 1998 and June  28,
1997

      Income  from  discontinued operations  was  $17,210  and
$33,875 for the three and six month periods ended June 27, 1998, respectively compared to $65,952 and $1,058,644 for the three and six month periods ended June 28, 1997, respectively. Income from discontinued operations consist of royalty payments and inventory purchases by Thermatrix in connection with the Asset Sale, and revenues from customer services provided by the Company on PADRE systems not sold to Thermatrix. The Company expects that the amount of such revenues will be insignificant in the future.

Net   Income/Net   Loss  from  Continuing   and   Discontinued
Operations

      As a result of the foregoing factors, the Company's net income from both continuing and discontinued operations was a profit of $59,932 for the three month period ending June 27, 1998, a loss of $8,966 for the six month period ending June 27, 1998 a profit of $21,223 and $29,137 for the three and six month periods ended June 28, 1997, respectively. Net income per share from both continuing and discontinued operations was positive $0.09 and negative $0.03 for the three and six month periods ended June 27, 1998, respectively and $0.03 and $0.04 for the three and six month periods ended June 28, 1997, respectively.

Liquidity and Capital Resources

      At June 27, 1998, the Company had a working capital deficit of approximately $310,000 as compared to working capital of $3,759,635 at December 27, 1997. The change in working capital in the amount of approximately $4,000,000 is the result of loans made to CSI. Net cash used in operating activities was $4,113,920 for the six month period ended June 27, 1998, and $128,395 for the six month period ended June 28, 1997. There can be no assurances that any investment made by the Company will not result in losses.

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

      Management  is uncertain as to whether the  Company  has
sufficient cash and short-term investments to meet the anticipated needs of the Company's continuing and discontinued operations through the next twelve (12) months because of uncertainties related to pending legal actions against the Company. There can be no assurances because the Company has no assurance of significant revenues and is subject to contingent liabilities which could result in the depletion of its capital, including, without limitation, any damages awarded and/or costs and expenses incurred by it in connection with pending litigation against the Company. Judgments or settlements against the Company in connection with such litigation could exceed the Company's insurance coverage and require the Company to use its limited capital resources in satisfaction thereof. In addition, the Company may require outside advisors to assist management in seeking and evaluating potential acquisitions, in consummating such transactions and/or in managing the resulting enterprises. In the event that the Company has not reserved sufficient cash for costs and expenses relating to pending or threatened litigation or the acquisition of a particular business, product or technology, the Company may require additional financing. There can be no assurance that such financing would be available to the Company on acceptable terms or at all. The Company does not presently have a line of credit or other bank credit facility.

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

Item 6.        Exhibits and Reports on Form 8-K

(a)  Exhibits:

  N/A

(b)    Reports on Form 8-K:

  During the quarter ended June 27, 1998, the Company filed one Current Report on Form 8-K dated April 16, 1998, under
  Item 5. Other Events, the Company's pending arrangement for acquisition of Casa Solaz, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Purus, Inc.

By: /s/ Peter Friedli
Chief Executive Officer

Date August 17, 1998