Form 10QSB
period 1998-10-03
PURUS INC
filed 1998-11-16
CIK 912156

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


                           FORM 10-QSB


   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the quarterly period ended October 3, 1998.

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

   Class                 Shares Outstanding as of October 3, 1998
Common Stock                             666,192

                           PURUS, INC.

                            CONTENTS


                                                                       Page
PART I    FINANCIAL INFORMATION


Item 1.    Financial Statements                                           3

       Balance Sheets as of October 3, 1998 and December 27, 1997         3

       Statements of Operations for the Three Months and Nine
       Months Ended October 3, 1998 and September 27, 1997                4

       Statements of Cash Flows for the Nine Months Ended October
       3, 1998 and September 27, 1997                                     5

       Notes to Financial Statements                                      6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8


PART II     OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8K                               10

                 PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                         BALANCE SHEETS
              October 3, 1998 and December 27, 1997

                                                 October 3,      December 27,
Assets                                              1998             1997
Current assets:
  Cash and cash equivalents                     $    200,530    $    172,881
  Short-term investments                             177,712       4,508,594
  Other current assets                               191,203         175,874
Total current assets                                 569,445       4,857,349
Other assets                                       4,144,971          10,745
                                                $  4,714,416    $  4,868,094
Liabilities and Shareholders Equity
Current liabilities:
  Accounts payable                              $    189,081    $     81,619
  Accrued legal expenses                             711,184       1,016,095
  Total current liabilities                          900,265       1,097,714
Shareholders equity:
  Common stock:  5,000,000 shares authorized;
  $.01 par value; 666,193 shares issued
  and outstanding                                      6,662           6,662
  Additional paid-in capital                      45,126,395      45,126,395
  Accumulated deficit                            (41,318,906)    (41,362,677)
  Total shareholders equity                        3,814,151       3,770,380
                                                $  4,714,416    $  4,868,094

             The accompanying notes are an integral
               part of these financial statements.

              STATEMENTS OF OPERATIONS (Unaudited)
     for the three and nine months ended October 3, 1998 and
                       September 27, 1997

                                       Three Months Ended         Nine months Ended
                                   October 3,   September 27,   October 3,   September 27,
                                      1998          1997           1998          1997
Operating income (expenses) of
 continuing operations
  General and Administrative      $   (22,768)  $   (68,703)    $  (196,393) $(1,203,441)
  Interest Income                      75,373        72,048         205,273      176,470

Income (loss) from continuing
  operations                           52,605         3,345           8,880   (1,026,971)

Income (loss) from
 discontinued operations                  133             0          34,891    1,058,752

   Net income (loss)              $    52,738   $     3,345     $    43,771  $    31,781

Net income (loss) from
 continuing operations per share         0.08          0.01            0.02        (1.54)

Net income (loss) from
 discontinued operations per share       0.00          0.00            0.05         1.59

Net income  per share             $      0.08   $      0.01     $      0.07  $      0.05

Weighted average common shares        666,193       666,193         666,193      666,193


Note:  Per share amounts represent both  basic and diluted amounts.

             The accompanying notes are an integral
               part of these financial statements.

              STATEMENTS OF CASH FLOWS (Unaudited)
for the nine months ended October 3, 1998  and September 27, 1997



                                                  October 3,    September 27,
                                                    1998             1997
Cash flows from operating activities:
 Net Income                                      $    43,771     $    31,781
 Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization                            -             651
  Accrued Interest Income                            (94,475)              -
  Changes in operating assets and liabilities:
   Accounts receivable                                     -         (39,765)
   Other current assets                              (51,183)        (58,290)
   Accounts payable                                  107,462          23,970
   Accrued expenses                                 (304,911)        552,958
   Net liabilities - discontinued operations               -        (988,716)

  Net cash used in operating activities             (299,336)       (477,411)

Cash flows from investing activities:
 Issuance of Notes Receivable                     (4,000,000)              -
 Purchases of short-term investments                       -      (4,704,500)
 Proceeds from sale/maturity of
   short-term investments                          4,330,882       4,800,000
 Purchases of property and equipment                  (3,897)              -
  Net cash provided by  investing activities         326,985          95,500

  Net Increase (Decrease) in cash                     27,649        (381,911)
Cash and cash equivalents, beginning of period       172,881         494,201

Cash and cash equivalents, end of period         $   200,530     $   112,290

             The accompanying notes are an integral
               part of these financial statements.

                  NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

 Financial information for the three months and nine months ended October 3, 1998 and September 27, 1997 is unaudited but has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly operating results and cash flows for those periods. This Quarterly Report on Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Companies Annual Report on Form 10-KSB for the fiscal year ended December 27, 1997. The results of operations for the period ended October 3, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending January 2, 1999.

 In 1995 the Company converted to a reporting calendar in which quarters end on the Saturday closest to March 31, June 30, September 30 and December 31.


2. Net Income/(Loss) per Share

 Net income/(loss) per share is computed using the weighted average number of shares of common stock outstanding.


3.   Discontinued Operations

 During the fourth quarter of 1995, when the Company discontinued its operations, it provided provisions for the write down of inventory and fixed assets, for the costs of employee termination, and for anticipated warranty expenditures over the remaining life of PADRE installations, and for the operating losses of the discontinued operations. A summary of operating results of the discontinued operations for the nine months ended October 3, 1998 and the year ended December 27, 1997 follows:

                                         October 3,   December 27,
                                           1998          1997

    Revenue                              $ 34,891     $  174,720
    Reversal of warranty provision              -        915,384
    Income from discontinued operations    34,891      1,090,104

4.   Commitments and Contingencies

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


5. Loan Transactions

 In February 1998, the Company made a loan of $1,800,000, which bears interest at 6% per annum, to Casa Solaz, Inc. (a Nevada corporation, "CSI"). CSI is not a related party to the Company or its management. CSI through its foreign subsidiaries manufactures prefabricated housing, primarily in South America. The proceeds of the loan will be used to acquire production equipment and facilities for CSI's foreign operations. The principal  and  any  accrued  and  unpaid  interest  is  due  on
 December 31, 1999. The loan is collateralized by all of the assets of CSI, including the stock of the CSI subsidiaries. The loan is convertible into 450,000 shares of 8% preferred stock of CSI. As consideration for making the loan, the Company received a warrant to purchase 550,000 shares of 8%
 preferred  stock of CSI at $4.00 per share.  Each  share  of  8%
 preferred stock is convertible into one share of common stock of CSI. In April 1998, the Company made an additional 6% loan of $2,200,000 to CSI, collateralized in the same way as the first loan.

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

 The Company is not engaged in active business operations or any other activity dependent on computers. Accordingly, the issue of year 2000 compliance is not material to the Company.

Results of Continuing Operations

Three and Nine Month periods Ended October 3, 1998 and September 27, 1997

 Other than interest income, the Company had no revenue from continuing operations for the three and nine month periods ended October 3, 1998 and September 27, 1997.

 General and administrative expenses from continuing operations for the three and nine month periods ended October 3, 1998 and September 27, 1997 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $22,768 and $68,703 for the three month period ended October 3, 1998, and September 27, 1997, respectively; and $196,393 and $1,202,733 for the nine month period ended October 3, 1998, and September 27, 1997, respectively. General and administrative expenses in the nine month period ended September 27, 1997 were greater than in the nine month period ended October 3, 1998 primarily due to increases in the reserves for legal expenses during the earlier period. General and administrative expenses in the three month period ended September 27, 1997 were greater than in the three month period ended October 3, 1998 primarily due to the reversal of a charge in the amount of approximately $39,000 previously made in 1997 during the later period.

 The Company had no interest expense in the three and nine month periods ending October 3, 1998 or September 27, 1997. Interest income in the three and nine month periods ended October 3, 1998 and September 27, 1997, respectively, resulted from the investment of the Company's cash. Interest income was $75,373 and $72,048 in the three month period ended October 3, 1998, and September 27, 1997, respectively; and $205,273 and $176,470 for the nine month period ended October 3, 1998, and September 27, 1997, respectively. Interest income in the three and nine month periods ended October 3, 1998 is higher than in the three and nine month periods ended September 27, 1997 due to interest income recognized on the CSI loan.

 As a result of the foregoing factors, the Company realized a net income from continuing operations of $52,605 for the three month period ended October 3, 1998 compared to a net income of $3,345 for the three month period ended September 27, 1997, and a net income of $8,880 for the nine month period ended October 3, 1998 compared to a net loss of $1,026,263 for the nine month period ended September 27, 1997.

Results of Discontinued Operations

Three and Nine Month periods Ended September 27, 1997 and September 28, 1996

 Income from discontinued operations was $133 and $34,891 for the three and nine month periods ended October 3, 1998, respectively compared to zero and $1,058,745 for the three and nine month periods ended September 27, 1997, respectively. The Company expects that the amount of such revenues will be insignificant in the future.

Net Income/Net Loss from Continuing and Discontinued Operations

 As a result of the foregoing factors, the Company's net income was $52,738 and $43,771 for the three and nine month periods ended October 3, 1998, respectively and $3,345 and $31,781 for the three and nine month periods ended September 27, 1997, respectively. Net income per share from both continuing and discontinued operations was $0.08 and $0.07 for the three and nine month periods ended October 3, 1998, respectively and $0.01 and $0.05 for the three and nine month periods ended September 27, 1997, respectively.

Liquidity and Capital Resources

 At October 3, 1998, the Company had working capital deficit of approximately $(330,820) as compared to working capital of $3,759,635 at December 27, 1997. Working capital as of both dates consisted substantially of short-term investments, cash and cash equivalents, accrued liabilities, and net liabilities from discontinued operations. The change in working capital in the amount of approximately $4,000,000 is the result of loans made to CSI. Net cash used in operating activities was approximately $299,336 for the nine month period ended October 3, 1998, and $477,411 for the nine month period ended September 27, 1998. There can be no assurances that any investment made by the Company will not result in losses.

 The reduction in working capital results from two loans made to Casa Solaz, Inc. ("CSI") in February of 1998 in the amount of $1,800,000 ("February Loan") and in April of 1998 in the amount of $2,200,000.. CSI is a private Nevada corporation which recently commenced the business of manufacturing, marketing, and installing prefabricated housing units in South America. Both loans bear interest at the rate of 6% per annum, and all principal and interest is due December 31, 1999. The loans are secured by all of the assets of CSI, including all of the capital stock of its Venezuelan subsidiaries conducting operations in South America. The February Loan is convertible at the option of the Company at any time prior to maturity into 450,000 shares of the Series A Convertible Preferred Stock of CSI. As a negotiated element of the transaction, CSI granted to Purus a warrant to purchase 550,000 additional shares of Series A Convertible Preferred Stock at a price of $4.00 per share exercisable on or before December 31, 1998. The Series A Convertible Preferred Stock provides for a cumulative dividend at the rate of 8% per annum and is convertible to common stock of CSI at the rate of one share of common for one share of preferred.

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

                   PART II  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the nine month period ended October 3, 1998 (Exhibit Ref. No. 27).

Reports On Form 8-K:  None

SIGNATURES

 Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Purus, Inc.

By: /s/ Peter Friedli
Chief Executive Officer

Date:  November 12, 1998