Form 10KSB
period 1999-01-02
PURUS INC
filed 1999-04-07
CIK 912156

11

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities Exchange Act of 1934 for the fiscal year ended January
2, 1999, or

[ ]   Transition report pursuant to section 13 or 15(d)  of
the  Securities  Exchange act of 1934 for the  transition  period
from    to

                  Commission File No.  0-22408

                           PURUS, INC.
   (Name of Small Business Issuer as specified in its charter)

           Delaware                         77-0234694
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

       96 West Second Street, Morgan Hill, CA  95037-4504
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (408) 778-3465

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $0.01

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year are $0.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the average of the bid and asked prices on March 28, 1999, was $887,752.

As  of  January  2, 1999, the Registrant had outstanding  666,193 shares of Common Stock, par value $0.01.

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

Part II

5.   Market  for  Common Equity and  Related  Stockholder       5
     Matters

6.   Management's  Discussion and Analysis  of  Financial       5
     Condition and Results of Operations

7.   Financial Statements                                       7

8.   Changes in and Disagreements with Accountants              7
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       7
     Persons;  Compliance  with  Section  16(a)  of  the
     Exchange Act

10.  Executive Compensation                                     8

11.  Security Ownership of Certain Beneficial Owners  and       8
     Management

12.  Certain Relationships and Related Transactions             9

13.  Exhibits and Reports on Form 8-K                           9

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

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

Business

Purus, Inc. ("Company") was not engaged in any active business operation during fiscal year 1998. The Company's current operating plan is to (i) defend against legal actions (see "Item
3. Legal Proceedings" below), (ii) handle the administrative and reporting requirements of a public company, and (iii) seek to identify potential businesses, products, technologies and companies for acquisition. At present, the Company has no commitments or agreements with respect to the acquisition of any business, product, technology or company, but has entered into a loan transaction with a prospective acquisition target.

To facilitate its acquisition effort, the Company entered into a consulting agreement in August 1997, with Friedli Corporate Finance Inc., under which the Company pays a consulting fee of $4,000 per month, reimburses the consultant for expenses up to $6,000 per year, and issued to the consultant a warrant to purchase 20,000 shares of common stock on or before December 31, 2000, at an exercise price of $4.00 per share. At the time of the transaction, an affiliate of the consultant was a five percent stockholder of the Company.

Due to the legal proceedings pending against the Company (see "Item 3. Legal Proceedings" below), the Company has been unable to acquire an interest in a business venture, because of the unwillingness of the business ventures reviewed by the Company to consider an acquisition transaction while the legal proceedings are unresolved. In the view of management, the legal proceedings prevent the Company from moving ahead, and are detrimental to the Company and its stockholders. The inability of the Company to acquire a business activity resulted in a determination by the Nasdaq Stock Market in May 1998 to delist the Company's common stock from the quotation system on the grounds that the Company is not engaged in any active business operations. (See Item 5. Market for Common Equity and Related Stockholder matters.")

In February 1998, the Company made a loan of $1,800,000 to Casa Solaz, Inc. ("CSI"), a private Nevada corporation, which is engaged in the business of manufacturing, marketing, and installing prefabricated housing units in South America. The loan bears interest at the rate of six percent per annum, and all principal and interest is due December 31, 1999. The loan is secured by all of the assets of CSI, including all of the capital stock of its Venezuelan subsidiaries conducting operations in South America. The loan is convertible at the option of the Company at any time prior to maturity into 450,000 shares of the Series A Convertible Preferred Stock of CSI. In April 1998, the Company made an additional 6% loan of $2,200,000 to CSI, collateralized in the same way as the first loan. As a negotiated element of the transaction, CSI granted to the Company a warrant to purchase 550,000 additional shares of Series A Convertible Preferred Stock at a price of $4.00 per share exercisable on or before December 31, 1998. The warrant expired at the end of 1998 without being exercised. The Series A Convertible Preferred Stock provides for a cumulative dividend at the rate of 8% per annum and is convertible to common stock of
CSI at the rate of one share of common for one share of preferred. The Company is hopeful this lending arrangement is a prelude to a potential acquisition, but is unable to proceed further until the stockholder litigation and other issues are resolved in a manner acceptable to CSI. There can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business it acquires.

History

The   Company  was  founded  in  1989  to  research  and  develop environmental technologies and products. In 1992, the Company focused its efforts on the development of an adsorptive based technology for the separation of volatile organic compounds from air streams and began to manufacture, market and sell products known as PADRE air pollution control systems.

Beginning in November 1993, the Company expanded its efforts to commercialize the PADRE technology, but encountered mechanical design problems resulting in significant field service and redesign expenses. A market perception of unreliability developed which adversely affected sales.

In October 1995, the Company licensed its PADRE air pollution control technology to Thermatrix Inc., a California corporation ("Thermatrix"). In April 1996, the Company consummated the sale of substantially all of its noncash assets, excluding inventory, to Thermatrix, including all of its interest in the PADRE technology. In consideration for such assets, the Company received a $300,000 cash payment and the right to royalties in the  amount  of  seven  percent  of  the  net  invoice  value  of
Thermatrix' PADRE equipment sales until the earlier of (i) October 2000, or (ii) the date on which the Company has received an aggregate of $2,000,000 in royalty payments. In addition, Thermatrix agreed to take possession of a substantial portion of the Company's inventory on consignment, and to offer warranty services to the Company as an independent contractor on an as-requested basis. In April 1997, the Company completed its obligations to the owner of the last remaining PADRE installation covered by a warranty agreement. The Company believes that it has no further obligations under PADRE warranty agreements that were not assumed by Thermatrix. Also in April 1997, Thermatrix and the Company mutually terminated Thermatrix' obligation to provide warranty services to the Company and Thermatrix returned to the Company the inventory that it held on consignment. Such returned inventory, which had been entirely written-off by the Company in 1995, was liquidated in 1997.

                ITEM 2. DESCRIPTION OF PROPERTIES

In October 1998, the Company relocated its corporate headquarters to 96 West Second Street, Morgan Hill, California 95037-4504 where it sub-leases approximately 300 square feet of office space on a month-to-month basis.

                    ITEM 3. LEGAL PROCEEDINGS

In July 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 1993 through March 1995. The parties to the litigation have engaged in formal discovery related to the claims and defenses raised in the case. The Company intends to defend the suit vigorously, and can not now predict the outcome of the litigation.

In July 1995, eight former employees of the AT&T Multi Language Center filed suit against the Company and AT&T in Santa Clara County Superior Court. The lawsuit alleges that plaintiffs were exposed to an unspecified toxic substance while working at the AT&T facility, previously located next door to the Company's former San Jose, California facility. A settlement was reached with the plaintiffs in February 1999 resulting in a payment by the Company of $28,000, and the Company has been released from all claims related to this matter.

The   Company  is  not  a  party  to  any  other  pending   legal
proceedings.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders in the fourth quarter of 1998.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quotations for the Company's common stock were reported on the Nasdaq SmallCap Market System under the symbol "PURS" until May 8, 1998, and thereafter on the NASD OTC Bulletin Board The following table sets forth, for the respective periods indicated, the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the Nasdaq SmallCap Market System and the OTC Bulletin Board. Such prices are based on inter-dealer bid prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended              Low Bid ($)     High Bid ($)

March 31, 1997                         3.25            4.38
June 30, 1997                          2.13            3.25
September 30, 1997                     2.25            3.75
December 31, 1997                      2.00            3.75

March 31, 1998                         2.50            3.94
June 30, 1998                          1.62            4.00
September 30, 1998                     1.62            2.00
December 31, 1998                      0.75            1.87

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain it capital and any earnings for future business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At January 2, 1999, there were approximately 88 holders of record of the Company's Common Stock.

    ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                   AND RESULTS OF OPERATIONS.

Results of Operations

Years Ended January 2, 1999, and December 27, 1997

The Company had no revenue from continuing operations for fiscal years 1998 and 1997.

General and administrative expenses from continuing operations for fiscal years 1998 and 1997 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $361,020 and $1,305,195 for 1998 and 1997, respectively. General and administrative expenses in 1998 were less than in 1997 primarily due to increases in the reserves for legal expenses in 1997.

The Company had no interest expense in 1998 or 1997. Interest income for fiscal year 1997 resulted exclusively from the investment of the Company's cash. Interest income in 1998 resulted primarily from amounts accrued on the loans to CSI. In 1998, a total of $183,000 in interest income was attributable to the CSI loans. Interest income was $277,848 and $245,780 in 1998 and 1997, respectively. Interest income in 1998 was higher than in 1997 due to the higher yield attributable to the CSI loans.

As a result of the foregoing factors, the Company realized net loss from continuing operations of $83,172 for 1998 as compared to a net loss of $1,059,415 for 1997.

Results of Discontinued Operations

Years Ended January 2, 1999, and December 27, 1997

Income from discontinued operations was $57,533 and $1,090,104 for 1998 and 1997, respectively. Income from discontinued operations consists of royalty payments and inventory purchases by Thermatrix, and revenues from customer services provided by the Company on PADRE. The Company expects that the amount of such revenues will be insignificant in the future.

Net Income/Net Loss from Continuing and Discontinued Operations

As a result of the foregoing factors, the Company's net loss in 1998 was $25,639 as compared to net income of $30,689 in 1997.
Net income (loss) per share was $(0.03) and $0.05 for 1998 and 1997, respectively.

Liquidity and Capital Resources

At January 2, 1999, the Company had a working capital deficit of $452,252, compared to working capital of $3,759,635 at the end of 1997. Working capital consists of cash and cash equivalents, reduced by accounts payable and accrued liabilities. Net cash used in operating activities was $374,310 in 1998 and $553,689 for 1997.

The reduction in working capital results from two loans made to CSI in February of 1998 in the amount of $1,800,000 ("February Loan") and in April of 1998 in the amount of $2,200,000.. CSI is a private Nevada corporation engaged in the business of manufacturing, marketing, and installing prefabricated housing units in South America. Both loans bear interest at the rate of 6% per annum, and all principal and interest is due December 31, 1999. The loans are secured by all of the assets of CSI, including all of the capital stock of its Venezuelan subsidiaries conducting operations in South America. The February Loan is convertible at the option of the Company at any time prior to maturity into 450,000 shares of the Series A Convertible Preferred Stock of CSI. As a negotiated element of the transaction, CSI granted to the Company a warrant to purchase 550,000 additional shares of Series A Convertible Preferred Stock at a price of $4.00 per share exercisable on or before December 31, 1998. The warrant expired at the end of 1998 without being exercised. The Series A Convertible Preferred Stock provides for a cumulative dividend at the rate of 8% per annum and is convertible to common stock of CSI at the rate of one share of common for one share of preferred.

Management is uncertain as to whether the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's continuing and discontinued operations through the next 12 months because of uncertainties related to pending legal actions against the Company. The Company has no assurance of significant revenues and is subject to contingent liabilities, including, without limitation, any damages awarded and/or costs and expenses incurred by it in connection with pending litigation against the Company, which could result in the depletion of its capital. Judgments or settlements against the Company in connection with such litigation could exceed the Company's insurance coverage and require the Company to use its limited capital resources in satisfaction thereof. In addition, the
Company  may  require  outside advisors to assist  management  in seeking and evaluating potential acquisitions, in consummating such transactions and/or in managing the resulting enterprises. In the event that the Company has not reserved sufficient cash for costs and expenses relating to pending or threatened litigation or the acquisition of a particular business, product or technology, the Company may require additional financing. There can be no assurance that such financing would be available to the Company on acceptable terms or at all.

                  ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

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

Name               Age   Positions (1)                   Since

Peter Friedli      45    Chief  Executive  Officer  and   1998
                         Director

Jorg Bader         46    Director                         1997

Reinhard           52    Director                         1996
Siegrist


(1) All executive officers are elected by the Board and hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

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

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. The Company is not aware of any directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company who failed to file on a timely basis all required Forms 3, 4, and 5 and any amendments thereto during 1998.

                ITEM 10.  EXECUTIVE COMPENSATION

Compensation

Five months prior to the appointment in January 1998, of Peter Friedli as an executive officer and director, the Company entered into a consulting agreement with Friedli Corporate Finance Inc. ("FCF"), a private consulting company owned by Mr. Friedli, under which the Company pays a consulting fee of $4,000 per month, reimburses FCF for expenses up to $6,000 per year, and issued to FCF a warrant to purchase 20,000 shares of common stock on or before December 31, 2000, at an exercise price of $4.00 per share. At the time of the transaction, an affiliate of FCF was a five percent stockholder of the Company.

The Company does not pay any other compensation to its executive officers.

Warrants

In consideration of the commitment of time and resources required of Mr. Friedli in his new positions as an executive officer and director, the Company approved in February 1998, the issuance to FCF of warrants to purchase 250,000 shares of the Company's common stock on or before November 30, 1999 at an exercise price of $4.00 per share, which was subsequently repriced in July 1998, to $2.00 per share. No other options or warrants were granted to executive officers. The following table summarizes the terms of the warrant granted to FCF.

                                % of Total
                   Number of   Options/SARs
                   Securities   Granted to   Exercise
Name         and   Underlying    Employees      or      Expiration
Principal           Options         in      Base Price     Date
Position            Granted       Fiscal      ($/Sh)
                                   Year

Peter Friedli       250,000         100        2.00     11/30/99
 Chief Executive
 Officer

The  following table sets forth certain information with  respect to  unexercised warrants held by Peter Friedli through FCF as  of
January  2,  1999.   No  outstanding  options  or  warrants  were
exercised in 1998.

                  Number of Securities     Value of Unexercised
Name         and Underlying Unexercised    In-the-Money Options
Principal                Options             at FY End ($) (1)
Position              at FY End (#)

                      Exercisable/             Exercisable/
                      Unexercisable            Unexercisable

Peter Friedli         270,000/ -0-               -0-/ -0-
 Chief Executive
 Officer

(1) This value is determined on the basis of the difference between the fair market value of the securities underlying the options and the exercise price at fiscal year end.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of March 29, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                            Common    Percent of
                                            Shares     Class(1)
Name

Peter Friedli (2)                           300,555      32.1

Jorg Bader                                 2,000 (3)      0.3

Reinhard Siegrist                          3,000 (3)      0.4

All directors and officers as a group       305,555      32.5
 (3 persons)

(1) Percentage of beneficial ownership is calculated based on 666,193 shares of Common Stock outstanding on March 29, 1999, and Common Stock which such individual or entity has the right to acquire beneficial ownership within 60 days, including but not limited to the exercise of options and warrants. These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options or warrants, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(2) The business address of Mr. Friedli is c/o Friedli Corporate Finance Inc., Freigutstrasse 5, 8002 Zurich, Switzerland. This figure includes 270,000 shares of Common Stock issuable to Friedli Corporate Finance Inc., of which Peter Friedli is a principal, upon exercise of warrants with a weighted average exercise price of $2.15 per share. Peter Friedli and Joyce Limited share beneficial ownership with respect to 20,555 shares, which is included in this figure. The Company believes that holders of securities of the Company held beneficially by persons advised by Friedli Corporate Finance Inc., represent approximately 60% of the outstanding Common Stock of the Company. Holders of securities advised by Friedli Corporate Finance Inc., are likely to vote the same way on issues presented to them. Consequently, it is likely that such stockholders will be able to control all decisions requiring the vote of stockholders.

(3) Represents shares subject to stock options, which are presently exercisable.

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

Exhibit    SEC    Title of Document                     Location
 No.       Ref.
           No.

  1      (3)(i)  Certificate  of  Incorporation,   as    (1)
                 amended

  2     (3)(ii)  By-Laws                                 (2)

  3       (10)   6% Convertible Promissory Note          (3)
                 dated February 17, 1998

  4       (10)   Security Agreement dated February       (3)
                 17, 1998

  5       (10)   Stock Pledge Agreement of CSI dated     (3)
                 February 17, 1998

  6       (10)   Stock Pledge Agreement of               (3)
                 Subsidiary dated February 17, 1998

  7       (10)   Warrant for CSI Preferred Stock         (3)
                 dated February 17, 1998

  8       (10)   6 % Convertible Promissory Note         (4)
                 dated April 17, 1998

  9       (27)   Financial Data Schedules                This
                                                        Filing
                                                       Page E-1

(1) Incorporated by reference to exhibit no. 3.1 to the Company's Registration Statement (no. 33-68946) which became effective November 8, 1993, and exhibit 3.3 to the Company's Form
10-Q for the quarterly period ending April 1, 1995.

(2) Incorporated by reference to exhibit no. 3.2 to the Company's Form 10-K for the fiscal year ended December 31, 1994.

(3) Incorporated by reference to exhibit no.'s 1 through 5 to the Company's Current Report on Form 8-K dated February 17, 1998.

(4)   Incorporated by reference to exhibit no. 2 to the Company's
Current Report on Form 8-K dated April 16, 1998.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 1998.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PURUS, INC.

Date:  March 23, 1999        By:  /s/  Peter Friedli, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 23, 1999            /s/ Peter Friedli
                                 Principal Executive, Financial and
                                 Accounting Officer, Director


Dated: March 23, 1999            /s/ Jorg Bader, Director


Dated: March 23, 1999            /s/ Reinhard Siegrist, Director






                  INDEX TO FINANCIAL STATEMENTS

                                                            Page

Report Of Independent Certified Public Accountants          F-2

FINANCIAL STATEMENTS

     Balance Sheet                                          F-3

     Statements of Operations                               F-4

     Statement of Shareholders' Equity                      F-5

     Statements of Cash Flows                               F-6

     Notes to Financial Statements                          F-7






       Report of Independent Certified Public Accountants







The Board of Directors
Purus, Inc.

We have audited the accompanying balance sheet of Purus, Inc. (the "Company"), as of January 2, 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the two fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 1999, and the results of its operations and its cash flows for each of the two fiscal years then ended, in conformity with generally accepted accounting principles.


Grant Thornton LLP


San Jose, California
April 1, 1999

                           Purus, Inc.

                          BALANCE SHEET

                         January 2, 1999



                             ASSETS

Current assets:
 Cash and cash equivalents                                $303,268
 Other current assets                                      158,995

          Total current assets                             462,263

Notes receivable and accrued interest                    4,183,000

Other assets                                                13,993

                                                        $4,659,256

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                    $914,515

Shareholders' equity:
 Preferred stock; $.001 par value, 5,000,000 shares
  authorized;
   none outstanding                                             -
 Common stock; $.01 par value, 5,000,000 shares
  authorized;
   666,193 issued and outstanding                           6,662
 Additional paid in capital                            45,126,395
 Accumulated deficit                                  (41,388,316)

          Total shareholders' equity                    3,744,741

                                                       $4,659,256



The accompanying notes are an integral part of this statement.

                           Purus, Inc.

                    STATEMENTS OF OPERATIONS

                        Fiscal year ended



                                                         1998          1997

Income (expense) from continuing operations:
 General and administrative expenses                $(361,020)  $ (1,305,195)
 Interest income                                      277,848        245,780

      Loss from continuing operations                 (83,172)    (1,059,415)

Income from discontinued operations                    57,533      1,090,104

        Net income (loss)                            $(25,639)      $ 30,689

Income (loss) per share from:
 Continuing operations:
  Basic                                              $  (0.12)        $(1.59)
  Diluted                                               (0.12)         (1.59)
 Discontinued operations;
  Basic                                              $   0.09          $1.64
  Diluted                                                0.09           1.64

Net income (loss) per share:
 Basic                                               $  (0.03)         $0.05
 Diluted                                                (0.03)          0.05

Weighted average shares outstanding                   666,193        666,193


The accompanying notes are an integral part of this statement.

                           Purus, Inc.

                STATEMENT OF SHAREHOLDERS' EQUITY

             Two fiscal years ended January 2, 1999



                                            Additional
                            Common Stock     Paid-in    Accumulated
                          Shares   Amount    Capital      Deficit     Total

Balances, beginning
  of fiscal year        666,193  $ 6,662  $45,126,395 $(41,393,366) $3,739,691

 Net income for fiscal
  year                        -        -            -       30,689      30,689

Balances, end of
  fiscal year           666,193    6,662   45,126,395  (41,362,677)  3,770,380

 Net loss for fiscal
  year                        -        -            -      (25,639)    (25,639)

Balances, end of fiscal
  year                  666,193  $ 6,662 $ 45,126,395  (41,388,316) $3,744,741



The accompanying notes are an integral part of this statement.

                           Purus, Inc.

                    STATEMENTS OF CASH FLOWS

                        Fiscal year ended


                                                         1998          1997
Cash flows from operating activities:
 Net income (loss)                                   $(25,639)     $ 30,689
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization                         650           652
    Settlement of net liabilities of discontinued
     operations                                             -      (915,386)
    Accrual for litigation                                  -       542,139
    Interest on notes receivable                     (183,000)            -
    Changes in operating assets and liabilities:
      Other current assets                             16,879       (76,535)
      Accounts payable and accrued expenses          (183,200)      (61,671)
      Net liabilities of discontinued operations            -       (73,577)
        Net cash used in operating activities        (374,310)     (553,689)

Cash flows from investing activities:
 Issuance of note receivable                       (4,000,000)            -
 Purchase of property and equipment                    (3,897)            -
 Purchases of short-term investments                        -    (4,508,594)
 Proceeds from sale of short-term investments       4,508,594     4,740,963
        Net cash provided by investing activities     504,697       232,369


        Net increase (decrease) in cash and cash
          equivalents                                 130,387      (321,320)

Cash and cash equivalents, beginning of fiscal year   172,881       494,201

Cash and cash equivalents, end of fiscal year        $303,268     $ 172,881


Accompanying notes are an integral part of this statement.

                           Purus, Inc.

                  NOTES TO FINANCIAL STATEMENTS



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

 3. Short-Term Investments

  Short-term  investments consisted of debt securities issued  by the U.S. Treasury with maturity dates of less than two years. These investments were classified as available for sale securities and were valued at market, which approximated cost. Realized and unrealized losses and gains within the Company's short-term investments were not material. All short-term investments were redeemed in fiscal 1998.

 4. Income Taxes

  The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes.

 5. Fair Value of Financial Instruments

  Fair value estimates, methods, and assumptions for certain on- and off-balance sheet financial instruments are set forth below for the Company's financial statements.

   i)  The  carrying amounts of cash, cash equivalents,  interest
     receivable,   accounts  payable  and   accrued   liabilities
     approximate fair values due to the short maturity of those instruments.

   ii)The fair value of notes receivable and accrued interest thereon cannot be determined as there are no quoted market prices for the notes and the cost of determining the fair value would be excessive.

                           Purus, Inc.

            NOTES TO FINANCIAL STATEMENTS (continued)


NOTE  A  -  SUMMARY  OF  THE  COMPANY AND SIGNIFICANT  ACCOUNTING
 POLICIES (continued)

 6. Earnings (Loss) Per Share

  Basic   earnings  (loss)  per  share  is  computed  using   the
   weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and common
   equivalent  shares  outstanding  during  the  period.   Common
   equivalent shares consist of the incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

 7. Fiscal Year

  The Company uses a reporting calendar in which quarters end on the Saturday closest to March 31, June 30, September 30, and December 31.

 8. Stock-Based Compensation

  The  Company  has  elected  to  use the  intrinsic  value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for the stock option plans because the exercise price of each option granted equals or exceeds the fair value of the underlying common stock as of the grant date for each option. The Company has adopted the pro forma disclosure provisions of SFAS No. 123.


NOTE B - DISCONTINUED OPERATIONS

 During the fourth quarter of 1995, when the Company discontinued its operations, it included provisions for the write-down of inventory and fixed assets, for the costs of employee termination, for anticipated warranty expenditures and for the estimated operating losses of the discontinued operations. The Company has settled all outstanding claims related to the discontinued operations and continues to collect royalty revenues related to the discontinued operations.

 A   summary  of  the  results  of  the  discontinued  operations follows:

                                            1998      1997

     Revenue                             $ 33,875    $174,720
     Reversal of warranty provision        23,658     915,384

     Income from discontinued operations $ 57,533  $1,090,104


                           Purus, Inc.

            NOTES TO FINANCIAL STATEMENTS (continued)


NOTE C - SHAREHOLDERS' EQUITY

 The Company has reserved 100,000 shares of common stock for issuance under its 1993 Stock Option Plan (the "1993 Plan"), which succeeded the Company's 1990 Stock Option Plan. The
 Company's Board of Directors administers the 1993 Plan and determines the terms of the options granted under the 1993 Plan, including the exercise price, number of shares subject to each option and exercisability thereof. The exercise price of incentive options granted under the 1993 Plan must be at least equal to the fair market value of such shares on the grant date and the exercise price of nonqualified stock options granted under the 1993 Plan must be at least equal to 85% of the fair market value of such shares on the date of the grant. Options granted under the 1993 Plan usually become exercisable over four years and have a five-year term. The maximum term of each option is 10 years. As of December 31, 1998, 100,000 shares remain available for grant under the 1993 Plan.

 The Company's 1995 Non-Employee Director Stock Option Plan (the "1995 Director Plan") was adopted by the Company's Board of Directors and approved by the Company's shareholders as the successor to the Company's 1993 Non-Employee Director Stock Option Plan. The 1995 Director Plan provides for the granting of stock options to non employee directors of the Company. The Board of Directors and the shareholders have authorized a total of 20,000 shares of common stock for issuance under the 1995 Director Plan. The Company's Board of Directors administers the 1995 Director Plan. As of December 31, 1998, 15,000 shares remain available for grant under the 1995 Director Plan.

 In 1998, the Company granted Friedli Corporate Finance, Inc. ("FCF"), through Mr. Peter Friedli ("Friedli"), 250,000 warrants exercisable at $4 to purchase the Company's common stock. FCF is a principal shareholder in the Company and is controlled by Friedli who serves as the current Chief Executive Officer of the Company. The exercise price of these warrants was subsequently reduced to $2. The warrants are vested and expire in November 1999. Friedli also holds 20,000 warrants exercisable at $4 to purchase shares of the Company's common stock. These warrants were issued prior to 1997 and expire in 2000.

 A summary of the status of the Company's stock options and warrants as of January 2, 1999, and December 27, 1997, and changes during the fiscal years ended on those dates along with the pro forma effects of the options and warrants, as determined under SFAS No. 123, on income and loss per share is presented below:

                                                1998               1997
                                                  Weighted            Weighted
                                         Number    Average    Number   Average
                                           of      Exercise     of    Exercise
                                         Shares     Price     Shares    Price

Outstanding at beginning of year         28,000     $3.81     22,500    $4.06

  Granted                               252,000      2.00      7,000     3.16
  Exercised                                   -         -          -        -
  Forfeited                              (5,000)     3.16     (1,500)    7.60

Outstanding at year end                 275,000     $2.16     28,000    $3.81

Exercisable at year end                 275,000     $2.16     25,500    $3.97

Weighted average fair value of
  options and warrants granted                      $1.38               $1.50


                           Purus, Inc.

            NOTES TO FINANCIAL STATEMENTS (continued)


NOTE C - SHAREHOLDERS' EQUITY (continued)

                                        December 31,  December 27,
                                            1998        1997
     Loss from continuing operations
      As reported                       $ (83,172)   $(1,059,415)
      Pro forma                          (431,252)    (1,065,680)

     Net income (loss)
      As reported                       $ (25,639)   $    30,689
      Pro forma                          (373,719)        24,424

     Basis and diluted loss per share from
      continuing operations
       As reported                      $   (0.12)   $     (1.59)
       Pro forma                            (0.65)         (1.60)

     Basic and diluted net income per share
      As reported                       $   (0.03)   $      0.05
      Pro forma                             (0.56)          0.04

 As required by SFAS No. 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: no expected dividends, an expected life of 1.5 years in 1998 and 3 years in 1997, volatility of 100% in 1998 and 50% in 1997 and a risk free rate of return of 5.5%.

 The following table summarizes information about stock options and warrants outstanding at January 2, 1999:

                                     Weighted
                                     Average    Weighted
    Range of         Outstanding    Remaining    Average
    Exercise            and        Contractual   Exercise
     Prices          exercisable   Life (Years)   Price

     $2.00               252,000        0.9       $2.00
  $3.81 - $4.00           23,000        2.2       $3.98

  $2.00 - $4.00          275,000        1.0       $2.16


                           Purus, Inc.

            NOTES TO FINANCIAL STATEMENTS (continued)


NOTE D - INCOME TAXES

 The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34% due to the Company's inability to utilize its currently generated net operating losses.

 The tax effect of temporary differences that give rise to significant portions of the deferred tax amounts are presented as follows at December 31, 1998:

     Net operating loss carryforward               $12,600,000
     Litigation and legal accruals                     322,000
     Research credit carryforward                      650,000
       Gross deferred tax asset                     13,572,000
     Less valuation allowance                      (13,572,000)

       Net deferred tax asset                     $          -

 As of January 2, 1999, the Company had available net operating loss carryforwards approximating $33,400,000 and $10,500,000 for federal and California tax purposes, respectively which expire beginning in 2004 and 1999, respectively. The Company also has research credit carryforwards of approximately $460,000 and $190,000 for federal and California tax purposes. The federal and California net operating losses can be carried forward to reduce income taxes on future earnings subject to the limitations discussed below.

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


NOTE E - COMMITMENTS AND CONTINGENCIES

 In July 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 1993 through March 1995. The parties to the litigation have engaged in formal discovery. The Company cannot predict the outcome of the litigation. Aside from certain provisions for legal expenses, the financial statements do not contain any provisions for settlement of this suit.

                           Purus, Inc.

            NOTES TO FINANCIAL STATEMENTS (continued)


NOTE E - COMMITMENTS AND CONTINGENCIES (continued)

 In July 1995, eight former employees of the AT&T Multi Language Center filed suit against the Company and AT&T in Santa Clara County Superior Court. The lawsuit alleges that plaintiffs were exposed to an unspecified toxic substance while working at the AT&T facility, previously located next door to the Company's former San Jose, California facility. A settlement agreement was reached in February 1999 to settle this claim for $28,000.

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


NOTE F - RELATED PARTY TRANSACTIONS

 The Company retained the accounting firm of Burr, Pilger & Mayer ("BPM") for financial, accounting and administrative services, of which Stephen D. Mayer, the Company's former Treasurer and Principal Financial and Accounting Officer, is a managing partner. For the services provided to the Company in 1997, BPM was paid $65,000.

 In September 1997, the Company entered into a consulting agreement with FCF to provide general business, financial and investment advice and serve as a liaison between FCF clients/investors and the Company. FCF is paid a monthly fee of $4,000 plus annual expenses of up to $6,000 per year. The agreement terminates December 31, 2000. In 1997, the Company paid Friedli an additional $149,000 for reimbursement of expenses and consulting services rendered.

 In   1997,  the  Company  made  payments  to  its  former  Chief
 Executive Officer in the amount of $134,000 as severance payments pursuant to a November 1996 agreement.

 The Company pays consulting and management fees of $6,000 per month, plus reimbursed expenses, to Mr. Don Winstead, a former officer and director of the Company.


                           Purus, Inc.

            NOTES TO FINANCIAL STATEMENTS (continued)


NOTE G - NOTE RECEIVABLE

 The Company has loaned $4,000,000 to Casa Solaz, Inc. (a Nevada corporation, "CSI"). CSI manufactures prefabricated housing in South America. The proceeds of the loan have been used to construct manufacturing facilities in Venezuela. The principal and any unpaid interest (at 6%) is due on December 31, 1999; however, because of the development stage nature of CSI as described below, the Company has classified the notes receivable as long-term. The loan is collateralized by all of the assets of CSI, including the stock of the CSI subsidiaries. Loan principal in the amount of $1,800,000 is convertible into 450,000 shares of 8% preferred stock of CSI. In connection with the issuance of the notes, the Company received warrants to purchase shares of 8% preferred stock of CSI at $4.00 per share, which expired in December 1998. Each share of 8% preferred stock is convertible into one share of common stock of CSI.

 CSI is currently a development stage enterprise as principal revenue producing activities have not begun. Operations to December 31, 1998, have consisted of constructing manufacturing facilities, designing products to be sold, and developing a sales organization. Condensed financial information of CSI follows:

                                         December 31,
                                             1998

      Cash                                   $222,665
      Other current assets                    687,263
                                              909,928

      Property and equipment                4,579,437

                                           $5,489,365

      Current liabilities                     193,475
      Notes to Purus, including interest    4,183,000
      Other notes payable                     585,000
                                            4,961,475

      Equity                                  527,890

                                           $5,489,365


                                          Year ended
                                         December 31,
                                            1998

      Revenues and interest income         $152,426
      Expenses                           (1,498,631)

        Net loss                        $(1,346,205)