Form 10QSB
period 1999-04-03
PURUS INC
filed 1999-05-18
CIK 912156

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


                           FORM 10-QSB


  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended April 3, 1999.

  [ ] Transition  report  pursuant to Section 13  or  15(d)  of  the
      Securities Exchange Act of 1934
      For the transition period from             to             .

                Commission File Number:  0-22408


                           PURUS, INC.
     (Exact name of registrant as specified in its charter)

        Delaware                          77-0234694
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

          96 West Second Street, Morgan Hill, CA  95037
       (Address of principal executive offices)(Zip code)

                         (408) 778-3465
      (RegistrantAs telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X          No

Indicate the number of shares outstanding of each of the issuerAs classes of common stock, as of the latest practicable date:
666,193 shares of Common Stock.

                           PURUS, INC.

                            CONTENTS


                                                                     Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                           3

       Balance Sheets as of  April 3, 1999 and March 28, 1998          3

       Statements of Operations for the Three Months Ended April
        3, 1999 and March 28, 1998                                     4

       Statements of Cash Flows for the Three Months Ended April
        3, 1999 and March 28, 1998                                     5

       Notes to Financial Statements                                   6

Item 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       7

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                               8

                 PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                         BALANCE SHEETS
                April 3, 1999 and January 2, 1999

                                                April 3,    January 2,
                                                  1999         1999
Assets
Current assets:
  Cash and cash equivalents                   $   242,435  $   303,268
  Other current assets                            124,754      158,995
            Total current assets                  367,189      462,263
Notes receivable and accrued interest           4,249,329    4,183,000
Other assets                                       13,993       13,993
                                              $ 4,630,511  $ 4,659,256
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                            $   179,414  $   178,639
Other Liabilities
  Accrued expenses                                719,875      735,876

Total Liabilities                             $   899,289      914,515

Shareholders' equity:
  Common stock:  5,000,000 shares authorized;
  $.01 par value;
  666,193 and 666,193 shares issued and
  outstanding at April 3, 1999 and January
  2, 1999, respectively                             6,662        6,662
  Additional paid-in capital                   45,126,395   45,126,395
  Accumulated deficit                         (41,401,836) (41,388,316)
            Total shareholders' equity          3,731,221    3,744,741
                                              $ 4,630,511  $ 4,659,256

             The accompanying notes are an integral
               part of these financial statements.

                    STATEMENTS OF OPERATIONS
   for the three months ended April 3, 1999 and March 28, 1998


                                                           April 3,  March 28,
                                                            1999       1998
Operating income (expenses) of continuing operations
  General and administrative                            $  (65,595) $ (98,792)
  Interest income                                           52,075     53,151
Income (loss) from continuing operations                   (13,520)   (45,681)
Income (loss) from discontinued operations                       -     16,665
Tax                                                                     2,053
Net income (loss)                                          (13,520)   (31,029)

Net income (loss) from continuing operations per share       (0.02)     (0.05)
Net income (loss) from discontinued operations per share      0.00       0.03
Net income (loss) per share                                  (0.02)     (0.02)

Weighted average common shares                             666,193    666,193


             The accompanying notes are an integral
               part of these financial statements.

                    STATEMENTS OF CASH FLOWS
   for the three months ended April 3, 1999 and March 28, 1998

                                                         April 3,      March 28,
                                                           1999          1998
Cash flows from operating activities:
  Net profit (loss)                                   $  (13,520)   $   (31,029)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Changes in operating assets and liabilities:
       Other current assets                               16,913        (14,068)
Interest on notes receivable                             (49,000)       (14,069)
       Accounts payable and accrued expenses                 774       (176,020)
       Accrued expenses                                  (16,000)        13,767

     Net cash used in operating activities               (60,833)      (207,350)
Cash flows from investing activities:
  Purchases of short-term investments                         --      2,005,020
  Issuance of note receivable                                 --     (1,800,000)
  Net cash provided by (used in) investing activities         --         50,903

Net increase (decrease) in cash                          (60,833)         2,330
Cash and cash equivalents, beginning of period           303,268         36,753
Cash and cash equivalents, end of period              $  242,435      $  39,083


             The accompanying notes are an integral
               part of these financial statements.

                  NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

      Financial information for the three months ended April 3, 1999 and March 28, 1998 is unaudited but has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly operating results and cash flows for those periods. This
Quarterly Report on Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB. The results of operations for the period ended April 3, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year.

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

3.   Commitments and Contingencies

      In July 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its current or former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 1993 through March 1995. In April 1996, the Company filed a motion to dismiss the complaint. In March 1997, the Court issued an order granting the defendants' motion to dismiss the complaint and granting the plaintiff 45 days leave to amend. In May 1997, the suit was re-filed reasserting the claims previously made, and in June 1997, the Company filed a new motion to dismiss the re-filed complaint. In 1999, the Court denied the Company's motion. The Company and other defendants have obtained discovery regarding the propriety of plaintiff's named class representative through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and third parties. The Company intends to defend the suit vigorously and cannot now predict the outcome of the litigation.

The Company is not a party to any other pending legal proceedings which it believes will materially affect its financial condition or results of operations.

Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition
          and Results of Operations

General

     The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB and the Company's 1998 Annual Report on Form 10-KSB.

       The Company has incurred cumulative net losses of approximately $41.4 million from inception to April 3, 1999. The Company does not expect to report operating profits unless and until such time as a new business, or technology, is acquired and only then if such acquisition is successful. There can be no assurance that the Company will achieve profitability.

Results of Continuing Operations

Quarters Ended April 3, 1999 and January 2, 1999

      The Company had no revenue from continuing operations for the quarters ended April 3, 1999 and March 28, 1998.

       General and administrative expenses from continuing operations for the quarters ended April 3, 1999 and March 28,
1998 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $65,595 for the quarter ended April 3, 1999, and $98,792 for the quarter ended March 29, 1997. General and administrative expenses in the quarter ended April 3, 1999 are lower than in the quarter ended March 28, 1998 due to the elimination of certain administrative expenses.

      Interest income of $52,075 and $53,151 for the quarters ended April 3, 1999 and March 28, 1998, respectively, primarily resulted from interest accrued on the Company's outstanding loan to Casa Solaz, inc., which was made in 1998.

     As a result of the foregoing factors, the Company's net loss from continuing operations was $13,520 for the quarter ended April 3, 1999 as compared to a net loss of $31,029 for the quarter ended March 28, 1998. The smaller loss in the recent quarter resulted from cost reduction measures implemented after March 28, 1998.

Results of Discontinued Operations

Quarters Ended April 3, 1999 and March 28, 1998

      Revenues from discontinued operations was zero and $16,665 for the quarters ended April 3, 1999 and March 28, 1998, respectively. Revenues from discontinued operations in the quarter ended March 28, 1998 consist of royalty payments from Thermatrix. The Company does not expect any significant future revenues from discontinued operations.

Net Income/Net Loss from Continuing and Discontinued Operations

     As a result of the foregoing factors, the Company's net loss from both continuing and discontinued operations was $13,520 for the quarter ended April 3, 1999, as compared to a loss of $31,029 for the quarter ended March 28, 1998. The decreased loss in the recent quarter was the result of reduced expenditures.

Liquidity and Capital Resources

      At  April  3,  1999,  the Company had  working  capital  of approximately $189,775 as compared to $276,296 at January 2, 1999. Working capital as of both dates consisted substantially of short-term investments, cash and cash equivalents, accrued liabilities, and net liabilities from discontinued operations. Net cash used in operating activities was approximately $60,833 for the quarter ended April 3, 1999, and $207,350 for the quarter ended March 28, 1998.

      The reduction in working capital results from continuing losses.

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

                   PART II   OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8K

EXHIBITS: Attached only to the electronic filing by the Company with the Securities and Exchange Commission is the Financial Data Schedule,
Exhibit Reference Number 27, in accordance with Item 601(c) of Regulation S-B. REPORTS ON FORM 8-K: None.

                           SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Purus, Inc.

By: /s/ Peter Friedli
Chief Executive Officer

Date:  May 15, 1999