Form 10QSB
period 1999-07-03
PURUS INC
filed 1999-08-12
CIK 912156

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549


                          FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 3, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to.

               Commission File Number:  0-22408


                          PURUS, INC.
    (Exact name of registrant as specified in its charter)

       Delaware                              77-0234694
     (State or other jurisdiction of     (IRS Employer Identification No.)
     incorporation or organization)

         92 West Second Street, Morgan Hill, CA  95037
      (Address of principal executive offices)(Zip code)

                        (408) 778-3465
     (Registrants telephone number, including area code)

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

   Class                  Shares Outstanding as of July 3, 1999
Common Stock                             666,192

                          PURUS, INC.

                           CONTENTS


                                                                   Page
PART I FINANCIAL INFORMATION


Item 1.  Financial Statements                                        3

         Balance Sheets as of July 3, 1999 and January 2, 1999       3

         Statements of Operations for the Three Months and Six
         Months Ended July 3, 1999 and June 27, 1998                 4

         Statements of Cash Flows for the Six Months Ended
         July 3, 1999 and June 27, 1998                              5

         Notes to Financial Statements                               6


Item 2.  ManagementAs Discussion and Analysis of Financial
         Condition and Results of Operations                         7


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings                                           10


Item 6.  Exhibits and Reports on Form 8K                             10

                PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                        BALANCE SHEETS
               July 3, 1999 and January 2, 1999

                                                   July 3,         January 2,
Assets                                              1999             1999
                                                 (unaudited)
Current assets:
  Cash and cash equivalents                        $139,728          $303,268
  Other current assets                              172,008           158,995
    Total current assets                            311,736           462,263
Notes receivable and accrued interest             4,319,328         4,183,000
Other assets                                         13,993            13,993

                                               $  4,645,057        $4,659,256

Liabilities and Shareholders Equity

Current liabilities:

  Accounts payable                                 $167,916          $178,639

Other liabilities

  Accrued  expenses                                 731,876           735,876

Total  liabilities                                  899,792           914,515

Shareholders equity:

  Common stock:  5,000,000 shares authorized; $.01 par value;
  666,192 and 666,192 shares issued and outstanding at
  July 3, 1999 and January 2, 1999, respectively       6,662            6,662
  Additional paid-in capital                      45,126,395      345,126,395
  Accumulated deficit                            (41,387,792)     (41,388,316)
     Total shareholders equity                     3,745,265        3,744,741
                                                $  4,645,057     $  4,659,256

            The accompanying notes are an integral
              part of these financial statements.

                      STATEMENTS OF OPERATIONS

  for the three and six months ended July 3, 1999 and June 27, 1998
                               (unaudited)

                                   Three Months Ended        Six months Ended
                                     July 3    June 27    July 3    June 27

                                      1999      1998       1999       1998

Operating income (expenses) of
  continuing operations

    General and Administrative     $(58,512) $(34,920) $(124,106)  $(135,765)

    Interest Income                  72,556    77,632    124,630     130,783

Income (loss) from
  continuing operations               14,044    42,712       524      (4,982)

Income (loss) from
  discontinued operations                  0    17,210         0       33,875

Tax                                        -         -         -            -

Net income (loss)                    $14,044   $59,922      $524      $28,893

Net income (loss) from
  continuing operations per share       0.02      0.06      0.00       (0.01)

Net income (loss) from
  discontinued operations per share     0.00      0.03      0.00        0.05

Net income (loss)  per share           $0.02     $0.09     $0.00       $0.04

Weighted average common shares       666,193   666,193   666,193     666,193


            The accompanying notes are an integral
              part of these financial statements.

                   STATEMENTS OF CASH FLOWS

    for the six months ended July 3, 1999 and June 27, 1998
                          (unaudited)

                                                          July 3,    June 27,
                                                            1999       1998
Cash flows from operating activities:

  Net Income (loss)                                         $524      $28,893

  Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                             -            -

     Changes in operating assets and liabilities:

       Other current assets                              (30,341)   4,599,523
       Interest on notes receivable                     (119,000)      40,640
       Accounts payable and accrued expenses             (10,723)       3,067
       Accrued expenses                                   (4,000)    (207,265)

     Net cash used in operating activities              (163,540)   4,464,858

Cash flows from investing activities:

  Purchases of short-term investments                         -    (4,000,000)
  Proceeds from sale/maturity of short-term investments       -       (60,328)
  Purchases of property and equipment                         -             -

     Net cash provided by (used in) investing activities      -    (4,060,328)

Cash flows from financing activities:

  Net proceeds from sale of common stock                      -             -

     Net cash provided by financing activities                -             -

Net increase (decrease) in cash                        (163,540)      404,530
Cash and cash equivalents, beginning of period          303,268        39,083
Cash and cash equivalents, end of period               $139,728      $443,613

            The accompanying notes are an integral
              part of these financial statements.

                 NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     Financial information for the three months and six months ended July 3, 1999 and June 27, 1998 is unaudited but has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly operating results and cash flows for those periods. This Quarterly Report on Form 10-QSB should be read in conjunction with the financial statements and notes thereto included in the Companies Annual Report on Form 10-KSB for the fiscal year ended January 2, 1999. The results of operations for the period ended July 3, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending January 1, 2000.

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

     In July 1999, James Harris, a stockholder and former officer of the Company, filed suit against the Company in the United States District Court for the Northern District of California. The lawsuit alleges that the Company failed to pay certain payroll related amounts to Mr. Harris at the time of the termination of his employment by Purus. The Company denies the validity of the claims and intends to vigorously defend itself in this matter.

     The Company is not a party to any other pending legal proceedings which it believes will materially affect its financial condition or results of operations.

Item  2.    Managements Discussion and Analysis of  Financial
Condition
          and Results of Operations

General

      The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-
QSB and the Company's 1998 Annual Report on Form 10-KSB.

     On July 26, 1999, following the resignation of the Company's former Chairman of the Board and Chief Executive Officer, Adrian Leuenberger was appointed to the positions of Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Secretary by action of the Board of Directors.

     The Company has incurred a cumulative net loss of approximately $41.4 million from inception to July 3, 1999. The Company does not expect to report operating profits unless and until such time as a new business, or technology, is acquired and only then if such acquisition is successful. There can be no assurance that the Company will achieve profitability.

     The Company has completed its risk assessment plan for year 2000 compliance. Based on this assessment, the company has determined that each system currently in use is fully compliant.

Results of Continuing Operations

Three  and Six Month periods Ended July 3, 1999 and  June  27,
1998

     The Company had no revenue from continuing operations for the three and six month periods ended July 3, 1999 and June
27, 1998.

      General and administrative expenses from continuing operations for the three and six month periods ended July 3, 1999 and June 27, 1998 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $58,512 and $34,920 for the three month periods ended July 3, 1999, and June 27, 1998, respectively; and $124,106 and $135,765 for the six month periods ended July 3, 1999, and June 27, 1998, respectively. General and administrative expenses in the six month period ended June 27, 1998 were greater than in the six month period ended July 3, 1999 primarily due to the continuing program of expense reduction in the Company.

      The Company had no interest expense in the three and six month periods ending July 3, 1999 or June 27, 1998. Interest income in the three and six month periods ended July 3, 1999 and June 27, 1998, respectively, resulted from the loan to Casa Solaz. Interest income was $72,556 and $77,632 in the three month period ended July 3, 1999, and June 27, 1998, respectively; and $124,630 and $130,783 for the six month period ended July 3, 1999, and June 27, 1998, respectively.

      As a result of the foregoing factors, the Company recorded a net profit from continuing operations in the amount of $14,044 for the three-month period ending July 3, 1999, $42,712 for the three-month period ended June 27, 1998, and $524 for the six-month period ended July 3, 1999. The Company recorded a net loss from continuing operations of $4,982 for the six month period ended June 27, 1998.

Results of Discontinued Operations

Three  and Six Month periods Ended  July 3, 1999 and June  27,
1998

      Income from discontinued operations was zero for the three and six month periods ended July 3, 1999, respectively compared to $17,210 and $33,865 for the three and six month periods ended June 27, 1998, respectively. Income from discontinued operations consist of royalty payments and inventory purchases by Thermatrix, and revenues from customer services provided by the Company on PADRE systems not sold to Thermatrix. The Company expects that the amount of such revenues will be insignificant in the future.

Net   Income/Net   Loss  from  Continuing   and   Discontinued
Operations

      As a result of the foregoing factors, the Company's net income from both continuing and discontinued operations was a profit of $14,044 and $524 for the three and six-month periods ending July 3, 1999, respectively, and net income of $59,922 and $28,893 for the three and six-month periods ending June
27, 1998, respectively. Net income per share from both continuing and discontinued operations was $0.02 and zero for the three and six-month periods ended July 3, 1999, respectively, and $0.06 and $0.04 for the three and six-month periods ended June 27, 1998, respectively.

Liquidity and Capital Resources

      At  July  3,  1999, the Company had working  capital  of
approximately $144,000 as compared to $276,296 at January 2, 1999. Working capital as of both dates consisted
substantially  of  short-term  investments,  cash   and   cash
equivalents, accrued liabilities, and net liabilities from discontinued operations. Net cash used in operating activities was approximately $163,540 for the six months ended July 3, 1999. A net cash gain of $404,530 was recorded for the six months ended June 27, 1998. The reduction in working capital results from continuing losses.

      Management  is uncertain as to whether the  Company  has
sufficient cash and short-term investments to meet the anticipated needs of the Company's continuing operations through the next 12 months because of uncertainties related to pending legal actions against the Company. The Company has no significant revenues and is subject to contingent liabilities which could result in the depletion of its capital, including, without limitation, any damages awarded and/or costs and expenses incurred by it in connection with pending litigation against the Company. Judgments or settlements against the
Company in connection with such litigation could exceed the Company's insurance coverage and require the Company to use its limited capital resources in satisfaction thereof. In addition, the Company may require outside advisors to assist management in seeking and evaluating potential acquisitions, in consummating such transactions and/or in managing the resulting enterprises. In the event that the Company has not reserved sufficient cash for costs and expenses relating to pending or threatened litigation or the acquisition of a particular business, product or technology, the Company may require additional financing. There can be no assurance that such financing would be available to the Company on acceptable terms or at all. The Company does not presently have a line of credit or other bank credit facility.

                  PART II   OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)  Exhibits:

  Included only with the electronic filing of this report is the Financial Data Schedule for the six-month period ended
  July 3, 1999 (Exhibit Ref. No. 27).

(b)    Reports on Form 8-K:

  None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Purus, Inc.

By: /s/Adrian Leuenberger, Chief Executive Officer

August 9, 1999
Date