Form 10QSB
period 1999-10-02
PURUS INC
filed 1999-11-15
CIK 912156

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549


                          FORM 10-QSB


X   Quarterly  report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
     For the quarterly period ended October 2, 1999.

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

Yes      X       No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

            Class                  Shares Outstanding as of
                                       October 2, 1999
         Common Stock                      666,192

                          PURUS, INC.

                           CONTENTS



PART I    FINANCIAL INFORMATION                                           Page


Item 1.     Financial Statements                                            3

            Balance Sheets as of October 2, 1999 and January 2, 1999        3

            Statements of Operations for the Three Months and Nine Months
                  Ended October 2, 1999 and October 3, 1998                 4

            Statements of Cash Flows for the Nine Months Ended
                  October 2, 1999 and October 3, 1998                       5

            Notes to Financial Statements                                   6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                              10

Item 6.     Exhibits and Reports on Form 8K                                10

                PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                   CONDENSED BALANCE SHEETS
              October 2, 1999 and January 2, 1999


                                                   October 2,       January 2,
Assets                                               1999              1999
                                                  (unaudited)
Current assets:

  Cash and cash equivalents                      $    74,370       $   303,268
  Other current assets                               184,364           158,995
            Total current assets                     258,734           462,263

Notes receivable and accrued interest              4,389,328         4,183,000

Other assets                                          13,993            13,993
                                                 $ 4,662,055       $ 4,659,256

Liabilities and Shareholders' Equity

Liabilities                                          876,470           914,515

Shareholders' equity:
  Common stock: 5,000,000 shares authorized;
  $.01 par value; 666,192 shares issued and
  outstanding                                          6,662             6,662

  Additional paid-in capital                      45,126,395        45,126,395

  Accumulated deficit                            (41,347,472)      (41,388,316)

            Total shareholders' equity             3,785,585         3,744,741

                                                 $ 4,662,055       $ 4,659,256

            The accompanying notes are an integral
              part of these financial statements.

              CONDENSED STATEMENTS OF OPERATIONS
    for the three and nine months ended October 2, 1999 and
                  October 3, 1998 (unaudited)

                                   Three Months Ended      Nine Months Ended
                                 October 2   October 3   October 2   October 3
                                    1999        1998        1999        1998

Income (expenses) of
      continuing operations

    General and Administrative   $ (30,801)  $ (22,768)   $(154,908) $(196,393)

    Interest Income                 71,121      75,373      195,751    205,273

Income  from
     continuing operations          40,320      52,605       40,844      8,880

Income (loss) from
    discontinued operations              0         133            0     34,891

Tax                                      -           -            -          -

Net income                       $  40,320   $  52,738    $  40,844  $  43,771

Net income per share from
    continuing operations             0.06        0.08         0.06       0.01

Net income per share from
     discontinued operations          0.00        0.00         0.00       0.05

Net income per share             $    0.06   $    0.08    $    0.06  $    0.06

Weighted average common shares
     outstanding                   666,192     666,192      666,192    666,192



            The accompanying notes are an integral
              part of these financial statements.

              CONDENSED STATEMENTS OF CASH FLOWS
 for the nine months ended October 2, 1999 and October 3, 1998
                          (unaudited)

                                                        October 2,    October 3,
                                                           1999          1998
Cash flows from operating activities:

  Net cash used in operating activities                   (228,898)    (299,336)

Cash flows from investing activities:

  Issuance of notes receivable                                  --   (4,000,000)

  Proceeds from sale/maturity of short-term investments         --    4,330,882

  Purchases of property and equipment                           --       (3,897)

     Net cash provided by investing activities                  --      326,985

Net increase (decrease) in cash                           (228,898)     27,649

Cash and cash equivalents, beginning of period             303,268     172,881

Cash and cash equivalents, end of period                $   74,370   $ 200,530

            The accompanying notes are an integral
              part of these financial statements.

                 NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

      Financial information for the three months and nine months ended October 2, 1999 and October 3, 1998 is unaudited but has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) necessary to present fairly operating results and cash flows for those periods. This Quarterly Report on Form 10-
QSB   should  be  read  in  conjunction  with  the   financial
statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 2, 1999. The results of operations for the period ended October 2, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending January 1, 2000.

      The Company uses a reporting calendar in which quarters end on the Saturday closest to March 31, June 30, September 30 and December 31.

2.   Net Income/(Loss) per Share

      Net income/(loss) per share is computed using the weighted average number of shares of common stock outstanding.

3.   Commitments and Contingencies

     In July 1995, Aron Parnes, a stockholder of the Company, filed suit against the Company and five of its former employees, officers, and directors in the United States District Court for the Northern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of stockholders who purchased the Company's common stock during the period November 1993 through March 1995. In April 1996, the Company filed a motion to dismiss the complaint. In March 1997, the Court issued an order granting the defendants' motion to dismiss the complaint and granting the plaintiff 45 days leave to amend. In May 1997, the suit was re-filed reasserting the claims previously made, and in June 1997, the Company filed a new motion to dismiss the re-filed complaint. In 1999, the Court denied the Company's motion. The Company and other defendants have obtained discovery regarding the propriety of plaintiff's named class representative through document and interrogatory requests. The plaintiffs have begun to pursue formal discovery, including requesting documents from the Company and third parties. The Company intends to defend the suit vigorously and cannot now predict the outcome of the litigation.

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

     The Company has incurred a cumulative net loss of approximately $41.3 million from inception to October 2, 1999. The Company does not expect to report operating profits unless and until such time as a new business, or technology, is acquired and only then if such acquisition is successful. There can be no assurance that the Company will achieve profitability.

     The Company has completed its risk assessment plan for year 2000 compliance. Based on this assessment, the company has determined that each system currently in use is fully compliant.

Results of Continuing Operations

Three and Nine Month periods Ended October 2, 1999 and October
3, 1998

     The Company had no revenue from continuing operations for the three and nine month periods ended October 2, 1999 and October 3, 1998.

      General and administrative expenses from continuing operations for the three and nine month periods ended October 2, 1999 and October 3, 1998 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, public company costs, directors and officers insurance, and similar items. These expenses were $30,801 and $22,768 for the three month periods ended October 2, 1999, and October 3, 1998, respectively; and $154,908 and $196,393 for the nine month periods ended October 2, 1999, and October 3, 1998, respectively. General and administrative expenses in the nine month period ended October 3, 1998 were greater than in the nine month period ended October 2, 1999 primarily due to the continuing program of expense reduction in the Company and to higher legal and professional costs in the earlier period.

     The Company had no interest expense in the three and nine month periods ending October 2, 1999 or October 3, 1998. Interest income in the three and nine month periods ended October 2, 1999 and October 3, 1998, respectively, resulted from accrual of interest under the loan to Casa Solaz and interest earned on cash deposits. Accrued interest income was $71,121 and $75,373 in the three month periods ended October 2, 1999, and October 3, 1998, respectively; and $195,751 and $205,273 for the nine month periods ended October 2, 1999, and October 3, 1998, respectively.

      As a result of the foregoing factors, the Company recorded a net profit from continuing operations in the amount of $40,320 and $52,605 for the three-month periods ending October 2, 1999 and October 3, 1998, respectively, and $40,844 and $8,880 for the nine month periods ended October 2, 1999 and October 3, 1998, respectively.

Results of Discontinued Operations

Three  and  Nine  Month periods Ended   October  2,  1999  and
October 3, 1998

      Income from discontinued operations in 1998 consisted of royalty payments and inventory purchases by Thermatrix, and revenues from customer services provided by the Company on PADRE systems not sold to Thermatrix. These operations were discontinued in 1997.

Net   Income/Net   Loss  from  Continuing   and   Discontinued
Operations

      As a result of the foregoing factors, the Company's net income was $40,320 and $40,844 for the three and nine month periods ending October 2, 1999, respectively, and $52,738 and $43,771 for the three and nine month periods ending October 3, 1998, respectively. Net income per share was $0.06 for both the three and nine month periods ended October 2, 1999, respectively, and $0.08 and $0.06 for the three and nine month periods ended October 3, 1998, respectively.

Liquidity and Capital Resources

       At October 2, 1999, the Company had cash of approximately $74,000 as compared to $303,000 at January 2, 1999. Net cash used in operating activities was $228,898 for the nine months ended October 2, 1999 compares to $299,336 during the nine months ended October 3, 1998.

      Management is uncertain as to whether the Company has sufficient cash and working capital to meet the anticipated needs of the Company's continuing operations through the next 12 months because of uncertainties related to pending legal actions against the Company. The Company has no operating revenues and is subject to contingent liabilities which could result in the depletion of its capital, including, without limitation, any damages awarded and/or costs and expenses incurred. Judgments or settlements against the Company in connection with such litigation could exceed the Company's insurance coverage and require the Company to use its limited capital resources in satisfaction thereof. In addition, the Company may require outside advisors to assist management in seeking and evaluating potential acquisitions, in consummating such transactions and/or in managing the resulting enterprises. In the event that the Company has not reserved sufficient cash for costs and expenses relating to pending or threatened litigation or the acquisition of a particular business, product or technology, the Company may require additional financing. There can be no assurance that such financing would be available to the Company on acceptable terms or at all. The Company does not presently have a line of credit or other bank credit facility.

The primary asset of the Company is represented by notes receivable from Casa Solaz, Inc. (see Note 6 to the Company's
1998 financial statements). The interest income recorded by Purus to date has not been collected.

The  note  principal and all accrued interest is due  December
31,  1999.   It is currently uncertain if Casa Solaz  will  be
able to pay the amounts then due.

                  PART II   OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)  Exhibits:

  Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period ended
  October 2, 1999 (Exhibit Ref. No. 27).

(b)    Reports on Form 8-K:

  None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Purus, Inc.

By: /s/Adrian Leuenberger, Chief Executive Officer

Date:  November 15, 1999